Form 10-K
period 1993-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1994-03-31
CIK 711604

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:     Carlyle Real Estate Limited Partnership - XIII
        Commission File No. 0-12791
        Form 10-K

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1993. The financial statements included in such Form 10-K do not reflect a change from the preceding year in any accounting principles or practices, or in the method of applying any such principles or practices.

Also, as required, the filing fee in the amount of $250.00 has been posted to our account at the Melon Bank.


Thank you.

Very truly yours,

CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

By:     JMB Realty Corporation
        Corporate General Partner


        By: C. SCOTT NELSON
            ________________________________
            C. Scott Nelson, Vice President
            Accounting Officer


CSN:kg
Enclosures


                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 1993                  Commission File Number 0-12791


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
        (Exact name of registrant as specified in its charter)


        Illinois                             36-3207212
(State of organization)            (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois          60611
(Address of principal executive office)        (Zip Code)


Registrant's telephone number, including area code  312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                             which registered
- -------------------                      ------------------------------

      None                                             None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated June 9, 1983 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS



                                                               Page
                                                               ----

PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      8

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .     10

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .     10


PART II

Item  5.     Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters .     10

Item  6.     Selected Financial Data . . . . . . . . . . . .     11

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations .     21

Item  8.     Financial Statements and Supplementary Data . .     33

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . .     98


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .     98

Item 11.     Executive Compensation. . . . . . . . . . . . .    101

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . .    103

Item 13.     Certain Relationships and Related Transactions.    104


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .    104


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    107

                                    PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership-XIII (the "Partnership"), is a limited partnership formed in late 1982 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold 366,177.57 limited partnership interests (the "Interests") commencing on June 9, 1983, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-
81125 and No. 2-87033).   A total of 366,177.57 Interests have been sold to
the public at $1,000 per Interest. The offering closed on May 22, 1984. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate on or before December 31, 2033. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment. Due to certain market conditions, the Partnership is not able to determine the holding period for its remaining properties. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                      SALE OR DISPOSITION
                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (g)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------
 1. Copley Place multi-use complex
     Boston, Massachusetts .          1,220,000 sq.ft.
                                          n.r.a.      9/1/83          24%                        fee ownership of improvements
                                                                                                 and leasehold interest in air
                                                                                                 rights (through joint venture
                                                                                                 partnership) (c)(d)(h)
 2. 1001 Fourth Avenue Plaza
     office building
     Seattle, Washington . .          678,000 sq.ft.
                                          n.r.a.      9/1/83          11/1/93                    fee ownership of land and
                                                                                                 improvements (i)
 3. Plaza Tower office building
     Knoxville, Tennessee. .          418,000 sq.ft.
                                          n.r.a.      10/26/83        4%                         fee ownership of land and
                                                                                                 improvements
 4. Gables Corporate Plaza
     office building
     Coral Gables, Florida .          106,000 sq.ft.
                                           n.r.a.     11/15/83        2%                         fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnership) (c)
5.  University Park
     office building
     Sacramento, California.          120,000 sq.ft.
                                          n.r.a.      1/16/84         2%                         fee ownership of land and
                                                                                                 improvements
6.  Sherry Lane Place
     office building
     Dallas, Texas . . . . .          286,000 sq.ft.
                                         n.r.a.       12/1/83         6%                         fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnerships) (c)
7.  Allied Automotive Center
      Southfield, Michigan .          192,000 sq.ft.
                                          n.r.a.      3/30/84         10/10/90                   fee ownership of land and
                                                                                                 improvements (e)

                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (g)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------

8.  Commercial Union Building
      Quincy, Massachusetts.          172,000 sq.ft.
                                          n.r.a.      3/12/84         8/15/91                    fee ownership of land and
                                                                                                 improvements (f)
9.  237 Park Avenue Building
      New York, New York . .          1,140,000 sq.ft.
                                          n.r.a.      8/14/84         4%                         fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnerships) (c)(h)
10. 1290 Avenue of the Americas
      Building
      New York, New York . .          2,000,000 sq.ft.
                                          n.r.a.      7/27/84         8%                         fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnerships) (c)(h)
11. 2 Broadway Building
      New York, New York . .          1,600,000 sq.ft.
                                          n.r.a.      8/14/84         5%                         fee ownership of land and
                                                                                                 improvements (through joint
                                                                                                 venture partnerships) (c)(h)
12. Long Beach Plaza shopping center
     Long Beach, California.          559,000 sq.ft.
                                          g.l.a.      6/22/83         4%                         fee ownership of land and
                                                                                                 improvements and leasehold
                                                                                                 interest in the parking
                                                                                                 structure (d)
13. Marshalls Aurora Plaza
     shopping center
     Aurora (Denver), Colorado        123,000 sq.ft.
                                          g.l.a.      4/1/83          1%                         fee ownership of land and
                                                                                                 improvements
14. Old Orchard shopping center
      Skokie (Chicago), Illinois      843,000 sq.ft.
                                         g.l.a.       4/1/84          8/30/93                    fee ownership of land and
                                                                                                 improvements (through a joint
                                                                                                 venture partnership) (c)(j)
15. Heritage Park-II Apartments
     Oklahoma City, Oklahoma          244 units       7/1/83          3/26/92                    fee ownership of land and
                                                                                                 improvements (through a joint
                                                                                                 venture partnership) (c)(e)
                                                                      SALE OR DISPOSITION
                                                                      DATE OR IF OWNED
                                                                      AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                DATE OF         ORIGINAL INVESTED
    AND LOCATION (g)                     SIZE         PURCHASE        CAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------                ----------      --------        ----------------------     ---------------------

16. Quail Place Apartments
     Oklahoma City, Oklahoma          180 units       7/1/83          3/26/92                    fee ownership of land and
                                                                                                 improvements (through a joint
                                                                                                 venture partnership) (c)(e)
17. Lake Point Apartments
     Charlotte, North Carolina        208 units       9/15/83         12/29/89                   fee ownership of land and
                                                                                                 improvements
18. Eastridge Apartments
     Tucson, Arizona . . . .          456 units       8/23/83         1%                         fee ownership of land and
                                                                                                 improvements (through a joint
                                                                                                 venture partnership) (c)
19. Rio Cancion Apartments
     Tucson, Arizona . . . .          380 units       8/18/83         3/31/93                    fee ownership of land and
                                                                                                 improvements (e)
20. Bridgeport Apartments
     Irving, Texas . . . . .          312 units       9/30/83         4/2/92                     fee ownership of land and
                                                                                                 improvements (e)
21. Carrollwood Station Apartments
     Tampa, Florida. . . . .          336 units       12/16/83        1%                         fee ownership of land and
                                                                                                 improvements (through a joint
                                                                                                 venture partnership) (c)
22. Greenwood Creek II Apartments
     Benbrook (Fort Worth), Texas     152 units       3/30/84         4/6/93                     fee ownership of land and
                                                                                                 improvements (e)
23. The Glades Apartments
      Jacksonville, Florida.          360 units       10/9/84         1%                         fee ownership of land and
                                                                                                 improvements (through a joint
                                                                                                 venture partnership) (c)

- -----------------------

  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 and to Note 3 of the Combined Financial Statements of JMB/NYC Office Building Associates and the Schedule XI's to the Consolidated Financial Statements and Combined Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

  (c) Reference is made to Note 3 for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

  (d) Reference is made to Note 8(b) for a description of the leasehold interest, under a ground lease or air-rights lease, in the land or air-rights on which this real property investment is situated.

  (e) This property has been sold. Reference is made to Note 7 for a description of the sale of such real property investment.

  (f) The lender has concluded proceedings to realize upon its security and took title to the property. Reference is made to Note 4(b)(9).

  (g) Reference is made to Item 8 - Schedules X and XI to the Consolidated Financial Statements and Combined Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

  (h) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (i) The Partnership transferred title to the lender via a deed in lieu. Reference is made to Note 4(b)(4).

  (j) The venture sold its interest in the property.  Reference is made to
Note 3(d).


     The Partnership's real property investments are subject to competition from similar types of properties (including in certain areas, properties owned or advised by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in
Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate Managing General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In March 1993, the Partnership sold the land, related improvements and personal property of the Rio Cancion Apartments located in Tucson, Arizona, as described in the Partnership's Report on Form 8-K (File No. 0-12791) for March 31, 1993, which description is hereby incorporated herein by reference to such reports. Reference is made to Note 7(e) for a further description of such transaction.

     In April 1993, the Partnership sold the land, related improvements and personal property of the Greenwood Creek II Apartments located in Benbrook (Fort Worth), Texas. Reference is made to Note 7(f) for a further description of such transaction.

     In May 1993, the Partnership negotiated another loan modification for the existing mortgage note secured by Eastridge Apartments located in Tucson, Arizona. Reference is made to Note 4(b)(5) for a further description of such transaction.

     In August 1993, the Partnership, through Orchard Associates, sold its interest in the Old Orchard Shopping Center located in Skokie, Illinois, as described in the Partnership's Report on Form 8-K (File No. 0-12791) for August 30, 1993, which description is hereby incorporated herein by reference to such report. Reference is also made to Note 3(d) for a further description of such transaction.

     In September 1993, Carrollwood Station Associates, Ltd. refinanced the existing mortgage note secured by the Carrollwood Apartments, located in Tampa, Florida. Reference is made to Note 4(b)(11) for a further description of such transaction.

     In November 1993, the Partnership transferred title to the 1001 Fourth Avenue Plaza Office Building located in Seattle, Washington, as described in the Partnership's Report on Form 8-K (File No. 0-12791) for November 1, 1993, which description is hereby incorporated herein by reference to such report. Reference is also made to Note 4(b)(4) for a further description of such transaction.

     In November 1993, the Partnership negotiated another loan modification for the existing mortgage note secured by Sherry Lane Place Office Building, located in Dallas, Texas. Reference is made to Note 4(b)(1) for a further description of such transaction.

     In January 1994, the Partnership transferred title to the University Park Office Building located in Sacramento, California. Reference is made to Notes 4(b)(6) and 11 (b) for a further description of such transaction.

     In January 1994, the Partnership transferred title to the Gables Corporate Plaza Office Building located in Coral Gable, Florida. Reference is made to Notes 4(b)(7) and 11(b) for a further description of such transaction.

     Reference is made to Note 8(a) and to Note 4 of Notes to Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1993.

     At December 31, 1993, the Partnership had 23 full-time and 3 part-time personnel, none of whom are officers or directors of the Corporate General Partner of the Partnership. Such persons perform on-site duties at certain of the Partnership's properties.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                         1992                            1993
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                            Principal Business  3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                            ------------------  ----    ----    ----   -----    ----    ----   -----   -----
 1. Greenwood Creek II Apartments
     Benbrook (Fort Worth), Texas. . . . .  Residential          93%     93%     95%     97%     93%     N/A     N/A     N/A
 2. Marshalls Aurora Plaza
     shopping center
     Aurora (Denver), Colorado . . . . . .  Retail               91%     91%     91%     91%     90%     91%     88%     91%
 3. Carrollwood Station Apartments
     Tampa, Florida. . . . . . . . . . . .  Residential          95%     89%     93%     93%     94%     95%     96%     98%
 4. Long Beach Plaza shopping center
     Long Beach, California. . . . . . . .  Retail               85%     85%     86%     85%     87%     81%     81%     81%
 5. The Glades Apartments
     Jacksonville, Florida . . . . . . . .  Residential          94%     92%     98%     95%     94%     93%     98%     96%
 6. Gables Corporate Plaza office building
     Coral Gables, Florida . . . . . . . .  Financial Services   87%     84%     84%     86%     85%     83%     83%     83%
 7. Rio Cancion Apartments
     Tucson, Arizona . . . . . . . . . . .  Residential          97%     91%     91%     88%     N/A     N/A     N/A     N/A
 8. Sherry Lane Place office building
     Dallas, Texas . . . . . . . . . . . .  Legal and
                                            Financial Services   98%     91%     90%     89%     93%     90%     95%     96%
 9. Eastridge Apartments
     Tucson, Arizona . . . . . . . . . . .  Residential          95%     91%     93%     92%     96%     89%     95%     95%
10. Copley Place multi-use complex
     Boston, Massachusetts . . . . . . . .  Retail/Business
                                            Machines/Financial
                                            Services             84%     84%     85%     92%     87%     94%     94%     93%
11. Old Orchard shopping center
     Skokie (Chicago), Illinois. . . . . .  Retail               61%     62%     62%     64%     62%     53%     N/A     N/A
12. 1001 Fourth Avenue Plaza office building
     Seattle, Washington . . . . . . . . .  Legal and
                                            Financial Services   94%     96%     95%     95%     95%     92%     69%     N/A
13. Plaza Tower office building
     Knoxville, Tennessee. . . . . . . . .  Financial Services   93%     93%     92%     86%     91%     92%     92%     91%
                                                                         1992                            1993
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                            Principal Business  3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                            ------------------  ----    ----    ----   -----    ----    ----   -----   -----
14. University Park office building
     Sacramento, California. . . . . . . .  Engineering and
                                            Financial Services   98%     98%     98%     98%    98%*     52%     65%     65%
15. 237 Park Avenue Building
     New York, New York. . . . . . . . . .  Advertising/Insurance/
                                            Paper/Real Estate
                                            Investment          100%    100%    100%     98%    100%     99%     99%     98%
16. 1290 Avenue of the Americas Building
     New York, New York. . . . . . . . . .  Financial Services   97%     97%     97%     97%     97%     95%     95%     98%
17. 2 Broadway Building
     New York, New York. . . . . . . . . .  Financial Services   59%     59%     59%     59%     59%     59%   29%**     30%

- -----------------
     Reference is made to Item 6, Item 7, Note 8 and to Note 4 of Notes to Combined Financial Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold or disposed and was not owned by the Partnership at the end of the period.

     *  University Park office building's major tenant, California Vision Services, vacated its space of 70,697 square feet (59% of the building) upon expiration of its lease in April 1993.

     ** 2 Broadway Building's major tenant, Merrill Lynch, Pierce, Fenner & Smith, Incorporated vacated its space of approximately 497,000 square feet (30% of the building) upon expiration of its lease in August 1993.


/TABLE

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1992 and 1993.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 37,803 record holders of Interests in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. Reference is made to Article XVI of the Partnership Agreement (included as Exhibit 3 to the Partnership's Report on Form 10-K (File No. 0-12791) for the year ended December 31, 1992 filed on March 30, 1993 for provisions governing the transferability of Interests which are hereby incorporated by reference thereto.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners. Reference is made to Note 5 for a description of the provisions of the Partnership Agreement relating to cash distributions to the partners.

ITEM 6.  SELECTED FINANCIAL DATA
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                           DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989
                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                                  1993            1992             1991            1990            1989
                                             -------------   -------------    -------------   -------------   -------------
Total income . . . . . . . . . . . . . . .    $ 85,193,793      93,609,884       94,185,836     104,515,625     105,566,302
                                              ============    ============     ============    ============    ============
Operating loss . . . . . . . . . . . . . .    $ 30,620,211      37,939,335       35,902,441      39,193,788      29,217,538
Partnership's share of loss from operations
 of unconsolidated ventures. . . . . . . .      22,416,922       8,007,990       13,356,918      11,982,325       9,279,214
Venture partners' share of loss of ventures'
 operations. . . . . . . . . . . . . . . .      (2,008,939)     (3,376,600)      (6,392,827)     (6,198,135)     (4,540,864)
                                              ------------    ------------     ------------    ------------    ------------
Net operating loss . . . . . . . . . . . .      51,028,194      42,570,725       42,866,532      44,977,978      33,955,888
Gain on sale or disposition of
 investment properties and extinguishment
 of debt . . . . . . . . . . . . . . . . .     (11,083,791)     (2,132,879)      (1,476,395)     (3,123,908)     (2,381,353)
Gain on sale of interest in unconsolidated
  venture. . . . . . . . . . . . . . . . .      (7,898,727)         --                --              --              --
Loss on venture partner's relinquishment of
 interest in investment property . . . . .           --             --            1,161,626           --              --
                                              ------------    ------------     ------------    ------------    ------------
Net loss before extraordinary items. . . .      32,045,676      40,437,846       42,551,763      41,854,070      31,574,535
Extraordinary items. . . . . . . . . . . .         141,776      (7,139,936)          --               --              --
                                              ------------    ------------     ------------    ------------    ------------
Net loss . . . . . . . . . . . . . . . . .    $ 32,187,452      33,297,910       42,551,763      41,854,070      31,574,335
                                              ============    ============     ============    ============    ============
Net loss per Interest (b):
  Net operating loss . . . . . . . . . . .    $     134.92          111.62           112.38          113.76           89.02
  Net loss / (gain) on sale or disposition of
   investment properties and extinguishment
   of debt . . . . . . . . . . . . . . . .          (29.97)         (5.77)            (3.99)          (4.15)          (6.44)
  Gain on sale of interest in unconsolidated
   venture . . . . . . . . . . . . . . . .          (21.35)          --               --              --              --
  Loss on venture partner's relinquishment of
   interest in investment property . . . .           --              --                3.14           --              --
  Extraordinary items. . . . . . . . . . .             .38         (19.31)            --              --              --
                                              ------------    ------------     ------------    ------------    ------------
Net loss . . . . . . . . . . . . . . . . .    $      83.98           86.54           111.53          109.61           82.58
                                              ============    ============     ============    ============    ============
Total assets . . . . . . . . . . . . . . .    $374,787,300     489,687,072      530,051,709     558,756,999     607,572,814
Long-term debt . . . . . . . . . . . . . .    $360,881,897     464,855,926      501,003,779     518,197,289     547,860,118
Cash distributions per Interest (c). . . .    $      --                .50             4.25           13.50           10.00
                                              ============    ============     ============    ============    ============

- -------------

  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) The net loss per Interest is based upon the number of Interests outstanding at the end of each period (366,183).

  (c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable loss from the Partnership in each year is equal to his allocable share of the taxable loss of the Partnership, without regard to the cash generated or distributed by the Partnership.


/TABLE

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993



Property
- --------

Copley Place
multi-use complex  a)     The historical occupancy rate and average base rent per square foot
                          (excluding percentage rent) for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      86%               $31.35
                              1990 . . . . .      87%                29.85
                              1991 . . . . .      84%                26.09
                              1992 . . . . .      92%                25.00
                              1993 . . . . .      93%                25.00

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------
                          Neiman Marcus                  104,372        $1,043,320      1/2014             N/A
                          (Department Store)

                          International Business
                          Machines Corporation (IBM)     279,432         7,683,640      4/1994             N/A
                          (Business Machines)

                          Bain & Company                 116,763         3,543,757      8/2004             N/A
                          (Investments)

/TABLE

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Copley Place multi-use complex:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)(2)   Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1994            20               412,424  $11,678,376           41%
                             1995            15                59,184    1,494,192            5%
                             1996             6                14,664      417,252            1%
                             1997            10                17,871      530,400            2%
                             1998             7                50,785    1,401,984            5%
                             1999            10                85,307    1,870,164            7%
                             2000            13                61,723    1,575,984            6%
                             2001             8                43,775    1,243,356            4%
                             2002            12                93,154    2,864,244           10%
                             2003             3                21,159      536,340            2%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.
                   (2)  Includes anchors which lease space but not anchors which own space.

Property
- --------

1290 Avenue of
the Americas
Office Building    a)     The historical occupancy rate and average base rent per square foot
                          (excluding percentage rent) for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      92%               $27.84
                              1990 . . . . .      97%                36.11
                              1991 . . . . .      97%                36.25
                              1992 . . . . .      97%                36.94
                              1993 . . . . .      98%                35.78

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          John Blair & Co.               253,193        $11,616,239     12/1998            1-5 year option
                          (Television
                          Communications Firm)

/TABLE

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1994            20               157,517  $ 3,490,940            5%
                             1995           104               335,349   12,958,029           19%
                             1996             6                71,794    1,307,170            2%
                             1997             4                36,430    1,478,056            2%
                             1998            20               396,004   17,442,893           25%
                             1999             6                78,300    2,559,644            4%
                             2000             4                 7,540      220,980           --
                             2001             1                96,700    3,771,300            5%
                             2002             9               172,933    7,161,745           10%
                             2003             9               182,543    7,405,102           11%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1993.

Property
- --------

2 Broadway
Office Building    a)     The historical occupancy rate and average base rent per square foot
                          (excluding percentage rent) for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .      96%               $23.93
                              1990 . . . . .      68%                32.77
                              1991 . . . . .      59%                30.46
                              1992 . . . . .      59%                27.96
                              1993 . . . . .      30%                46.88

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------
                          Bear Stearns Co.               186,498        $6,398,620      4/1994             N/A
                          (Securities Firm)

/TABLE

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1994            10               319,250  $10,288,006           46%
                             1995             -                 --           --              --
                             1996             7                46,586      650,142            3%
                             1997             3                24,822      501,984            2%
                             1998             3                29,411    1,013,645            5%
                             1999             -                 --           --              --
                             2000             -                 --           --              --
                             2001             2                29,117      296,294            1%
                             2002             1                 5,501      114,000            1%
                             2003             3                 5,110      246,373            1%

                   (1)  Excludes leases that expire in 1993 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1993.

Property
- --------

237 Park Avenue
Office Building    a)     The historical occupancy rate and average base rent per square foot
                          (excluding percentage rent) for the last five years were as follows:

                          Year Ending              GLA           Avg. Base Rent Per
                          December 31,        Occupancy Rate (1) Square Foot (2)
                          ------------        -----------------  ------------------

                              1989 . . . . .     100%               $27.04
                              1990 . . . . .     100%                34.98
                              1991 . . . . .     100%                35.03
                              1992 . . . . .      98%                33.35
                              1993 . . . . .      98%                30.85

                   (1) As of December 31 of each year.
                   (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                        Base Rent       Scheduled Lease    Lease
                   b)     Significant Tenants            Square Feet    Per Annum       Expiration Date    Renewal Option(s)
                          -------------------            -----------    ---------       ---------------    ------------------

                          J. Walter Thompson             456,132        $ 9,529,966     8/2006             N/A
                          Company
                          (Advertising Agency)

                          North American                 251,952         10,101,248     8/2001             N/A
                          Reinsurance Company
                          (Insurance Company)

/TABLE

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1993
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1994             2                57,936   $1,806,484            5%
                             1995             1                   900       40,000           --
                             1996             2                34,630    1,527,700            4%
                             1997             2                29,121    1,505,072            4%
                             1998             -                 --           --              --
                             1999             6               121,165    5,155,499           15%
                             2000             1                 3,450      189,750            1%
                             2001             9               255,047   10,220,240           30%
                             2002             -                 --           --              --
                             2003             2                18,388      754,975            2%

                   (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1993.
/TABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On June 9, 1983, the Partnership commenced an offering of $260,000,000 of Limited Partnership Interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On October 7, 1983, the Partnership registered an additional $140,000,000 of Limited Partnership Interests. A total of 366,177.57 Interests were sold to the public at $1,000 per interest (fractional interests are due to the Distribution Reinvestment Program) between June 9, 1983 and May 22, 1984 pursuant to a public offering.

     After deducting selling expenses and other offering costs, the Partner-ship had approximately $326,000,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1993, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,362,000. Such funds and short-term investments of approximately $23,096,000 are available for distributions to partners, leasing and capital improvement costs and/or operating deficits at Long Beach Plaza and the Plaza Tower Office Building, and for the paydown of the mortgage obligation at the Marshall's Aurora Plaza and for working capital requirements and potential future operating deficits and significant leasing and tenant improvement costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $7,203,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be $5,697,000. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments. The Partnership's and its ventures' mortgage obligations are generally non-recourse and therefore the Partnership and its ventures generally are not personally obligated to pay such mortgage indebtedness.

     Many of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in the operating deficits described below. Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of potential leasing and capital improvement costs at these properties, the Partnership reduced operating cash distributions to the Limited and General Partners effective as of the third quarter of 1991 and subsequently suspended all distributions effective as of the first quarter of 1992.

     As described more fully in Note 4, the Partnership has received or is negotiating mortgage note modifications (certain of which have expired and others of which expire at various dates commencing October 1996) on the Sherry Lane Place office building, Glades Apartments, Eastridge Apartments, Long Beach Plaza, Carrollwood Apartments, Marshall's Aurora Plaza and Copley Place multi-use complex. The Partnership had been unsuccessful in its efforts to obtain modifications of the loans secured by the 1001 Fourth Avenue office building, University Park office building and the Gables Corporate Plaza, as further discussed below and in Note 4. The Partnership has not remitted the required debt service payments pursuant to the loan agreements on the Gables Corporate Plaza, Long Beach Plaza, and University Park office building as discussed below. Therefore, at December 31, 1993, the corresponding balances of their respective mortgage notes and related deferred accrued interest thereon have been classified as current liabilities in the accompanying Consolidated Financial Statements (see Note 4(a)). In March 1993, the Partnership sold its interest in the Rio Cancion Apartments and the related mortgage loan was discharged out of the sales proceeds (reference is made to Notes (4)(b)(3) and 7(e)). In April 1993, the Partnership sold its interest in the Greenwood Creek II Apartments and the related mortgage loan was discharged by the lender (reference is made to Note (4)(b)(8) and Note 7(f)). In August 1993, Orchard Associates sold its interest in the Old Orchard shopping center (reference is made to Note 3(d)). In November 1993, the Partnership transferred title to the 1001 Fourth Avenue office Building to the lender and the related mortgage loan was discharged by the lender (reference is made to note 4(b)(4)). In January 1994, the Partnership transferred title to the University Park Office Building to the lender and the related mortgage loan was discharged by the lender (reference is made to note 11(b)). In January 1994, the Partnership through Gables Corporate Plaza Associates transferred title to the Gables Corporate Plaza Office Building to the lender and the related mortgage loan was discharged by the lender (reference is made to note 11(a)). For those investment properties where modifications are being sought, or with expired modifications or short-term modifications, if the Partnership is unable to secure new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits.

This would result in the Partnership no longer having an ownership interest in such property and would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Such decisions would be made on a property-by-property basis.

     The underlying indebtedness on certain other of the Partnership's investment properties matures and is due and payable commencing in 1994 and subsequent years (reference is made to Note 4 and to Note 3 of Notes to the Combined Financial Statements). The source of repayment is expected to be from proceeds from sale or refinancing, or extension of such indebtedness. However, there can be no assurance that any such sales, refinancings or extensions will occur.

     Copley Place

     Although occupancy at the property increased due to recent leasing activity, the Boston office market remains very competitive due to the large supply of available space and to the prevalence of concessions being offered to attract and retain tenants.

     Commencing January 1, 1992, cash deficits and funding requirements are allocated equally between the Partnership and the joint venture partner. The joint venture has obtained a modification of the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993, and at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and at that time further reduced to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance of the loan, including deferred interest, and interest paid at the applicable pay rate (as defined) will be added to the principal balance and will accrue interest at the contract interest rate. The outstanding principal balance, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all capital and leasing expenditures, will be escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993, which has been escrowed for future potential leasing requirements as set forth in the current loan modification.

     In 1994, the property is expected to experience a significant loss in rental income in connection with the expiration of the IBM lease (245,339 square feet in April 1994 and 34,093 square feet in October 1994) representing 23% of the leasable office space in the aggregate. Although the structure of the modification of the first mortgage loan took into account the potential downsizing of IBM, it was originally anticipated that IBM would renew approximately 80,000 square feet. However, IBM has notified the joint venture that it intends to renew only 10,000 square feet. Therefore, the property's operations will be insufficient to pay the modified debt service. The joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such remodification will be consummated. If the joint venture is unable to secure such remodification, the joint venture may decide not to commit any significant additional amounts to the property. This could result in the joint venture no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing IBM's upcoming vacant space. In addition, the manager, an affiliate of the General Partners, has agreed to defer certain management fees.

     Orchard Associates

     On September 2, 1993, effective August 30, 1993, Orchard Associates (in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each have a 50% interest) sold its interest in the Old Orchard shopping center (reference is made to Note 3(d)). The Partnership is currently retaining its share of the net proceeds from the sale for working capital purposes.

     JMB/NYC

     At the 2 Broadway building, occupancy increased slightly to 30% during the fourth quarter 1993, up from 29% in the previous quarter. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. As previously reported, Merrill Lynch, Pierce, Fenner & Smith, Incorporated's lease of approximately 497,000 square feet of space (31% of the building's total space) expired in August 1993. A majority of the remaining tenant roster at the property includes several major financial services companies whose leases expire in 1994. Most of these companies maintain back office support operations in the building which can be easily consolidated or moved. The Bear Stearns Co.'s lease of approximately 186,000 square feet of space (12% of the building's total space), which expires in April 1994, is not expected to be renewed. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next few years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions may not be sufficient to justify the costs of the renovation.

     Occupancy at 1290 Avenue of the Americas increased to 98%, up from 95% in the previous quarter primarily due to Prudential Bache Securities, Inc. occupying 25,158 square feet. The Midtown Manhattan office leasing market remains very competitive. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space covered by existing leases which expire over the next couple years and may be adversely affected by an increased vacancy rate over the next few years. Negotiations are currently being conducted with certain tenants who in the aggregate occupy in excess of 300,000 square feet for the renewal of their leases that expire in 1994 and 1995. John Blair & Co., ("Blair") a major lessee at 1290 Avenue of the Americas (leased space approximates 253,000 square feet or 13% of the building), has filed for Chapter XI bankruptcy. Because much of the Blair space is subleased, the 1290 venture is collecting approximately 70% of the monthly rent due under the leases from the subtenants. There is uncertainty regarding the collection of the balance of the monthly rents from Blair. Accordingly, a provision for doubtful accounts related to the rent and other receivables and accrued rents receivable aggregating $7,659,366 has been recorded at December 31, 1993 in the accompanying combined financial statements related to this tenant.

     Occupancy at 237 Park Avenue decreased slightly to 98% in the fourth quarter 1993, down from 99% in the previous quarter. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     JMB/NYC has had a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O & Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation commencing in 1992, as described more fully in Note 3(c). Under JMB/NYC's interpretation of the calculation of the effective rate of interest, 2 Broadway operated at a deficit for the year ended December 31, 1993. During the first quarter of 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded the default notices previously received by JMB/NYC and eliminated any alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Accordingly, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Joint Ventures, as if the first mortgage loan bore interest at a rate of 12.75% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level amount. It was also agreed that during this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures will be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and will be repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates dispute this calculation and contend that the 12-3/4% per annum fixed rate applies.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture agreements or otherwise to reach an acceptable understanding regarding its long-term funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to 2 Broadway and 1290 Avenue of the Americas, which could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). The failure to repay a Purchase Note could, under certain circumstances, constitute a default that would permit an immediate acceleration of the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which in that event would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In addition, under certain circumstances as more fully discussed in Note 3(c), JMB/NYC may be required to make additional capital contributions to certain of the Joint Ventures in order to fund the deficit restoration obligation associated with a deficit balance in its capital account, and the Partnership could be required to bear a share of such capital contributions obligation.

     If JMB/NYC is successful in its negotiations to restructure the Three Joint Ventures agreements and retains an interest in one or more of these investment properties, there would nevertheless need to be a significant improvement in current market and property operating conditions (including a major renovation of the 2 Broadway building) resulting in a significant increase in value of the properties before JMB/NYC would receive any share of future net sale or refinancing proceeds. The Joint Ventures that own the 2 Broadway building and land have no plans for a renovation of the property because of the potential sale of the property discussed below and because the effective rents that could be obtained under the current office market conditions may not be sufficient to justify the costs of the renovation. Given the current market and property operating conditions, it is likely that the property would sell at a price significantly lower than the allocated portion of the underlying debt. The first mortgage lender and JMB/NYC would need to approve any sale of this property.

     The O&Y affiliates have informed JMB/NYC that they have now received a written proposal for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed to the concept of a sale of the building but has not approved the terms of any proposed offer for purchase. Accordingly, a sale pursuant to the proposal received by the O&Y affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such proposal or any other proposal, if this proposal were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the O&Y affiliates relating to the proposal were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes. Accordingly, a provision for value impairment has been recorded for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the O&Y affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O&Y affiliates and JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest. The provision for value impairment is not a loss recognizable for Federal income tax purposes.

     There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. During the quarter ended March 31, 1993, O & Y emerged from bankruptcy protection in the Canadian proceedings. In addition, a reorganization of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Joint Ventures and JMB/NYC or otherwise reach an understanding with JMB/NYC regarding any funding obligation of JMB/NYC. However, the financial difficulties of O&Y and its affiliates may be adversely affecting the Three Joint Ventures' efforts to restructure the mortgage loan and to re-lease vacant space in the building.

     During the fourth quarter of 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC is unable to determine if the Joint Ventures are in default. Accordingly, the balance of the first mortgage loan has been classified as a current liability in the accompanying combined financial statements at December 31, 1992 and 1993. There have not been any further notices from the first mortgage lender. However, the Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a fixed rate of interest on the loan during the remaining loan term until maturity.
In conjunction with the negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender.

There is no assurance that a restructuring of the loan will be obtained. Interest on the first mortgage loan is calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. A significant increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     Long Beach Plaza

     In March 1993, the Partnership completed a settlement of its litigation with Australian Ventures, Inc. ("AVI") involving a long-term ground and improvement lease for approximately 144,000 square feet at the shopping center. Under the terms of the settlement, AVI paid the Partnership $550,000, and the parties terminated the ground and improvement lease. In addition, both parties dismissed their respective claims in the lawsuit with prejudice. The Partnership has paid the $550,000 received from AVI to the mortgage lender for the property as scheduled debt service due for April and part of May 1993 on the loan secured by the property. The Partnership is seeking a replacement tenant for the vacated space. In January 1994, the Partnership received an offer to lease approximately 27,200 square feet of the first floor of the vacated Buffum's building from Ross Dress for Less. In addition, Gold's Gym has offered to lease approximately 34,000 square feet of the third floor of the vacated Buffum's building and relocate from their current 9,813 square foot space on Pine Avenue. The Partnership has several prospects for the smaller Gold's Gym space. There can be no assurance these leases will be consummated. The Partnership had discussions with several other tenants regarding their requests for temporary rent relief of approximately $500,000 in the aggregate in 1992. The tenants indicated that, due to the poor sales levels of their stores at the mall, such relief was necessary if they were to continue to operate. After review of those tenants requesting relief, the Partnership decided to grant temporary relief (approximately 50% of their minimum rent) to certain tenants through December 31, 1992. The Partnership had re-evaluated each tenant's sales level and financial situation for 1993. Based on discussions with the tenants, additional relief was granted for 1993 and the tenants may be granted additional relief in 1994. As a result of the foregoing, the Partnership has initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property. Due to declining retail sales at the center along with one of the center's anchor tenants vacating its space in 1991, the Partnership has not remitted all of the scheduled debt service payments since June 1993. There can be no assurance that such modification will be consummated (reference is made to Note 4(b)(13)).

     Greenwood Creek II

     On April 6, 1993, the Partnership transferred title to the Greenwood Creek II Apartments to the lender for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance. The Partnership recognized a gain in 1993 for financial reporting purposes and recognized a gain for Federal income tax purposes in 1993. Reference is made to Note 7(f).

     University Park

     University Park office building's major tenant, California Vision Services, vacated its space of 70,697 square feet (59% of the building) upon the expiration of its lease in April 1993. The tenant's anticipated space requirements over the next several years were expected to grow over 200,000 square feet which the property is unable to accommodate. The Partnership had actively marketed the vacated space. As a result of Cal-Vision's move out, the Partnership was unable to remit the full debt service payment and has submitted cash flow from the property for April through November, 1993. In addition, the Partnership's discussions with the first mortgage lender to further modify the note had been unsuccessful. The Partnership transferred title to the property to the lender in January 1994. Given the current vacancy level of the building and the current and projected market conditions, the likelihood of recovering any additional cash investment necessary to retain ownership of the building would have been remote. This has resulted in the Partnership no longer having an ownership interest in the property and will result in net gain for financial reporting and Federal income tax purposes to the Partnership in 1994 with no corresponding distributable proceeds (reference is made to Note 4(b)(6)).

     Rio Cancion

     On March 31, 1993, the Partnership sold the Rio Cancion Apartments. The mortgage loan was satisfied in full from the sales proceeds (reference is made to Note 7(e)).

     Carrollwood

     In September 1993, the venture refinanced the mortgage loan, secured by the property, with a third party lender (reference is made to Note 4(b)(11)). The venture did not receive any significant proceeds upon refinancing.

     1001 Fourth Avenue

     In recent years, the Seattle, Washington office market has been very competitive due to significant overbuilding, especially in the Central Business District where 1001 Fourth Avenue Plaza is located. Current vacancy rates exceed 15%, and rental rates remain significantly depressed. In addition, a substantial amount of sublease space had become available in the immediate downtown area.

     Given the current and projected market conditions, the likelihood of recovering the additional cash investment necessary to fund anticipated operating deficits would for 1001 Fourth Avenue Plaza have been remote.

     As discussed more fully in Note 1, the Partnership recorded, as a matter of prudent accounting practice, a provision at June 30, 1992, for value impairment to reduce the net carrying value of the 1001 Fourth Avenue Plaza office building to the then outstanding balance of the related non-recourse financing due to the uncertainty of the Partnership's ability to recover the net carrying value of the investment property through future operations or sale.

     In addition, certain disputes had arisen between the Partnership and the lender regarding a $2,000,000 letter of credit maintained by the Partnership as additional security for the lender in connection with the existing loan modification. As a result of defaults alleged by the lender, the lender attempted to draw on the $2,000,000 letter of credit prior to its expiration in November 1992. The Partnership obtained a temporary restraining order from the Supreme Court of the State of New York disallowing the lender from drawing on the letter of credit in consideration for the Partnership renewing the letter of credit for a period of ninety days to allow the parties to attempt to resolve their differences. In February 1993, the Partnership extended the letter of credit for an additional sixty days in an attempt to resolve the disputes with the lender. Subsequently, in March 1993, the temporary restraining order expired. The Supreme Court of the State of New York agreed to extend the temporary restraining order providing the Partnership post a $2,000,000 bond by April 1, 1993. The Partnership posted a $2,000,000 bond on April 1, 1993. The lender appealed this entire order. On April 29, 1993, the Partnership was notified by the Supreme Court of the State of New York that a decision was rendered in favor of the Partnership regarding the disputes surrounding the letter of credit. In late June 1993 an order was entered by the court reflecting said decision. The lender notified the Partnership that it had intended to appeal the order. As a result, the lender claimed that the release of the bond and the return of the letter of credit had been stayed pending the appeal. Negotiations with the lender for a loan modification have been unsuccessful. On November 1, 1993, the Partnership transferred title to the 1001 Fourth Avenue Plaza office building in full satisfaction of the Partnership's mortgage obligation (which had an outstanding balance, including accrued interest, of approximately $102,607,000). In exchange for the transfer of title, the lender had agreed to settle its litigation against the Partnership and return the Partnership's bond and letter of credit. This transfer has resulted in the Partnership no longer having an ownership interest in the property. Reference is made to Note 4(b)(4).

     Eastridge Apartments

     The Partnership reached an agreement with the lender for another modification effective May 1, 1993 on the mortgage loan secured by the property. Reference is made to Note 4(b)(5) for a description of the loan modification.

     Sherry Lane Place

     The Partnership reached an agreement with the lender for another modification effective November 1993 on the mortgage loan secured by the property. Reference is made to Note 4(b)(1) for a description of the loan modification.

     Marshall's Aurora Plaza

     In January 1994, the Partnership reached an agreement with the lender for a loan modification and extension on the mortgage loan secured by the property effective November 1993. Reference is made to Note 4(b)(12) for a description of the loan modification.

     Gables Corporate Plaza

     In January 1994, the venture transferred title to the property to the lender. Therefore, neither the venture nor the Partnership have an ownership interest in the property. This transfer will result in net gain for financial reporting and Federal income tax purposes in 1994 with no corresponding distributable proceeds. Reference is made to Note 4(b)(7) and 11(a).

     Plaza Tower

     The first mortgage loan secured by the property matures in November 1994.

The property produced cash flow in 1993 and is expected to operate at or near the break even level in 1994. This is due primarily to anticipated leasing costs associated with the rollover in tenant leases in 1994 and 1995. Currently, the Partnership is exploring its refinancing possibilities. However, there can be no assurance that the Partnership will be able to refinance the mortgage loan or obtain a loan extension.

     General

     An affiliate of the General Partners that acts as the property manager at a number of the Partnership's investment properties has deferred receipt of its property management and leasing fees. The cumulative amount of deferred property management and leasing fees at December 31, 1993 was approximately $13,671,000 (approximately $37 per $1,000 Interest). The amounts do not bear interest and are payable in the future.

     A number of the Partnership's investments have been made through joint venture investments. There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners might become unable or unwilling to fulfill their financial or other obligations or, that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     Due to the market conditions and property specific factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the recovery of its investments and any potential return thereon. However, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will not receive a full return of their original investment.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and short-term investments at December 31, 1993 as compared to December 31, 1992 is due primarily to the distributions of $16,978,465 from Orchard Associates as a result of its redemption (sale) of its interest in Old Orchard shopping center as more fully described in Note 3(d). In addition, the increase in cash is due to cash flow generated from property operations at the Copley Place multi-use complex being reserved to fund budgeted capital improvements pursuant to the loan modification agreement as more fully described in Note 4(b)(10) and the receipt of sales proceeds from the sales of the Rio Cancion Apartments in March 1993 and the Greenwood Creek II Apartments in April 1993. Reference is made to Notes 7(e) and 7(f).

     The decrease in restricted funds at December 31, 1993 as compared to December 31, 1992 is due primarily to the Partnership being released from its letter of credit obligation as a result of the transfer of title to the 1001 Fourth Avenue office building as more fully described in Note 4(b)(4).

     The increase in escrow deposits and accrued real estate taxes at December 31, 1993 as compared to December 31, 1992 is due primarily to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The decrease in investment in unconsolidated venture at equity at December 31, 1993 as compared to December 31, 1992 is due primarily to the distributions of $16,978,465 from Orchard Associates as a result of its redemption of interest in Old Orchard Shopping Center. In addition, the decrease was partially offset by the Partnership's share of gain on sale of interest in unconsolidated venture of $7,898,727 as a result of the above event (Note 3(d)). Also, the decrease was partially offset by the $1,200,400 investment, which represents the Partnership's paid-in capital obligation, in Carlyle Investors, Inc. (the general partner of Carlyle-XIII Associates, L.P.) and Carlyle Managers, Inc. (the general partner of JMB Office Building Associates, L.P.) of which the Partnership is a 20% shareholder (see Note 3(c)). The corresponding increase in amounts due affiliates is primarily the result of the above stated obligation.

     The increase in venture partners' subordinated equity in ventures at December 31, 1993 as compared to December 31, 1992 and the corresponding decrease in venture partners' share of loss from ventures operations for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 and 1991 is due primarily to the decrease in operating losses which resulted from the lower accrual rate on the loan modification as well as higher occupancy at the Copley Place multi-use complex.

     The increase in rents and other receivables at December 31, 1993 as compared to December 31, 1992 is due primarily to the timing of escalations from tenants relating to 1993 at certain of the partnership investment properties.

     The decreases in prepaid expenses, land and leasehold interests, building and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, current portion of long term debt, unearned rents, tenant security deposits and long term debt at December 31, 1993 as compared to December 31, 1992 and the related decreases in rental income, mortgage and other interests, depreciation property operating expenses and general and administrative expenses and the increase in amortization for the year ended December 31, 1993 as compared to the year ended December 31, 1992 are due primarily to the transfer of title to the 1001 Fourth Avenue office building in November 1993 (reference is made to Note 4(b)(4) and the sales of the Rio Cancion Apartments in March 1993 and the Greenwood Creek II Apartments in April 1993 (reference is made to Notes 7(e) and 7(f)).

     The decrease in rental income, mortgage and other interest, depreciation, and general and administrative expenses for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 is due primarily to the sales of Quail Place and Heritage Park II Apartments in March 1992 and Bridgeport Apartments in April 1992 (as more fully discussed in Note
7).

     The decrease in interest income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 and 1991 is due primarily to lower yields and lower average balances held in interest bearing U.S. government obligations in the subsequent periods.

     The increase in property operating expenses for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily due to increased repairs and maintenance and utilities expense during 1992 at the Copley Place multi-use complex. The increase is partially offset by the sales of the Quail Place and Heritage Park II Apartments in March 1992 and Bridgeport Apartments in April 1992 (as more fully discussed in Note 7).

     The increase in professional services for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily attributable to legal fees associated with the litigation involving the Long Beach Plaza.

     The increase in amortization of deferred expenses for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is due to increased leasing commissions recorded and amortized at certain of the investment properties during 1992.

     The provision for value impairment of $6,409,039 at December 31, 1992 is due primarily to the reduction of the net carrying value of the 1001 Fourth Avenue office building as of June 30, 1992. (See Note 1.)

     The increase in the Partnership's share of the loss from operations of unconsolidated ventures and the related increase in the Partnership's deficit investment in unconsolidated venture for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due primarily to (i) a $192,627,560 provision for value impairment recorded in 1993 for 2 Broadway due to the potential sale of the property at a sales price significantly below its net carrying value, as more fully discussed above, (ii) an $11,946,285 provision for doubtful accounts recorded by JMB/NYC due to the uncertainty of collectibility of amounts due from the Olympia & York affiliates to the Three Joint Ventures, (iii) an $11,551,049 provision for doubtful accounts recorded by JMB/NYC due to the uncertainty of collectibility of amounts due from tenants at the Three Joint Ventures' real estate investment properties, and
(iv) increased aggregate interest accrued with reference to the Three Joint Ventures' mortgage loan commencing July 1, 1993 as a result of the expiration of the agreement with the Olympia & York affiliates, as more fully discussed in Note 3(c).

     The decrease in the Partnership's share of loss of operations of unconsolidated ventures for the year ended December 31, 1992 as compared to the year ended December 31, 1991 is primarily due to (i) the change in profit and loss allocation from 1991 to 1992 pursuant to the Three Joint Ventures' agreements, as more fully described in Note 3(c) of Notes to Financial Statements, (ii) the collection in 1992 of $6,069,444 of a total $13,340,601 bankruptcy claim against Drexel Burnham Lambert, a former tenant of the 2 Broadway Building, and (iii) the reduced aggregate interest accrued on the joint ventures' mortgage loan commencing in 1992 based upon the interest accrual determined by JMB/NYC, as more fully described above.

     The net gain of $11,083,791 consists of a gain on the sale of the Rio Cancion Apartments of $2,524,958 (see Note 7(e)), a gain on the sale of the Greenwood Creek II Apartments of $1,787,073 (see Note 7(f)), a gain on the transfer of title to the 1001 Fourth Avenue office building of $6,771,760 (see
Note 4(b)(4)).

     The extraordinary item is the Partnership's share of prepayment penalty of $141,776 relating to the refinancing of the original mortgage note at the Carrollwood Apartments (see Note 4(b)(11)).

     The net gain on sale in 1992 of $9,422,815 related to the sales of the Quail Place and Heritage Park II Apartments in March 1992, and Bridgeport Apartments in April 1992 has been reflected as a gain on sales of $2,132,879, and an extraordinary gain of forgiveness of indebtedness of $7,289,936 (as more fully discussed in Note 7). In addition, the extraordinary item includes the Partnership's share of the prepayment penalty (of $150,000) related to the refinancing of the original mortgage note at the Glades Apartments (as more fully discussed in Note 4(b)(2)).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation does have an adverse impact on property operating expenses, the increased expense may be offset by amounts recovered from tenants, as many long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon whether properties remain substantially occupied. In addition, substantially all of the leases - at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also tend to cause capital appreciation of the Partnership's investment properties over a period of time as rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1993 and 1992
Consolidated Statements of Operations, years ended December 31,
  1993, 1992 and 1991
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1993, 1992 and 1991
Consolidated Statements of Cash Flows, years ended December 31,
  1993, 1992 and 1991
Notes to Consolidated Financial Statements

                                                               SCHEDULE
                                                               --------

Supplementary Income Statement Information                         X
Consolidated Real Estate and Accumulated Depreciation              XI

SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


                  JMB/NYC OFFICE BUILDING ASSOCIATES
                      AND UNCONSOLIDATED VENTURES

                                 INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1993 and 1992
Combined Statements of Operations, years ended December 31,
  1993, 1992 and 1991
Combined Statements of Partners' Capital Accounts (Deficit),
  years ended December 31, 1993, 1992 and 1991
Combined Statements of Cash Flows, years ended December 31,
  1993, 1992 and 1991
Notes to Combined Financial Statements

                                                               SCHEDULE
                                                               --------
Supplementary Income Statement Information                         X
Combined Real Estate and Accumulated Depreciation                  XI

SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.







                     INDEPENDENT AUDITORS' REPORT



The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XIII, a limited partnership, (the Partnership), and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated ventures at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 3(c) to the consolidated financial statements, the Partnership and its affiliated partners in JMB/NYC Office Building Associates, L.P. (JMB/NYC) are in dispute with the unaffiliated partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan which covers all the real estate owned through JMB/NYC's joint ventures. The Partnership and its affiliated partners in JMB/NYC believe that, for purposes of calculating cash flow deficits and for financial reporting purposes, the joint venture agreements for JMB/NYC's real estate joint ventures require interest to be computed at an effective rate of 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum) plus any excess monthly Net Cash Flow of the real estate owned through JMB/NYC's joint ventures, such sum not to exceed 12-3/4% per annum. The unaffiliated partners in the real estate joint ventures contend that a 12-3/4% per annum interest rate applies. The Partnership's share of disputed interest aggregated $2,386,000 at December 31, 1993. The ultimate outcome of the dispute cannot presently be determined. Accordingly, the Partnership's share of the disputed interest has not been included in the Partnership's share of operations of unconsolidated ventures for 1993. In




                                                            (Continued)


addition, as described in Notes 3 and 4 of the notes to the consolidated financial statements, the Partnership is in dispute or negotiations with various lenders and venture partners in connection with certain of its investment properties. Such disputes or negotiations could result, under certain circumstances, in the Partnership no longer having an ownership interest in these investment properties. The ultimate outcome of these disputes or negotiations cannot be presently determined. The consolidated financial statements do not include any adjustments that might result from these uncertainties.







                                            KPMG PEAT MARWICK



Chicago, Illinois
March 28, 1994

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS

                                                                                                           1993           1992
                                                                                                       ------------   -----------
 Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  5,362,152     2,627,520
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,095,901     4,624,942
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      538,800     2,857,906
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,711,359     3,280,727
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      397,109       498,106
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,918,882     3,284,294
                                                                                                       ------------  ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   37,024,203    17,173,495
Investment properties, at cost (notes 2, 3 and 4) - Schedule XI:
    Land and leasehold interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27,002,062    39,324,545
    Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  447,201,128   588,491,034
                                                                                                       ------------  ------------
                                                                                                        474,203,190   627,815,579
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  149,914,951   178,425,639
                                                                                                       ------------  ------------
          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .  324,288,239   449,389,940
                                                                                                       ------------  ------------
Investment in unconsolidated venture, at equity (notes 1 and 3). . . . . . . . . . . . . . . . . . . .    2,446,681     9,598,799
Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,983,034     7,214,461
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      487,289     3,243,021
Venture partners' deficits in ventures (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,557,854     3,067,356
                                                                                                       ------------  ------------

                                                                                                       $374,787,300   489,687,072
                                                                                                       ============  ============

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                                           1993           1992
                                                                                                       ------------   -----------
                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 94,086,630    96,553,360
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,397,159     2,387,568
  Amounts due to affiliates (note 9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14,894,459    13,668,292
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      770,237     1,128,152
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,591,163     7,988,024
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,064,479     1,373,462
                                                                                                       ------------  ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  122,804,127   123,098,858

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      880,056       999,795
Investment in unconsolidated venture, at equity (notes 1, 3 and 10). . . . . . . . . . . . . . . . . .   72,546,193    50,385,319
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  360,881,897   464,855,926
                                                                                                       ------------  ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  557,112,273   639,339,898

Venture partners' subordinated equity in venture (note 1). . . . . . . . . . . . . . . . . . . . . . .      330,185       814,880

Partners' capital accounts (deficits) (notes 1 and 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (19,664,338)  (18,232,317)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,039,022)   (1,039,022)
                                                                                                       ------------  ------------
                                                                                                        (20,702,360)  (19,270,339)
                                                                                                       ------------  ------------
  Limited partners (366,183 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . .  326,224,167   326,224,167
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (458,202,076) (427,446,645)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (29,974,889)  (29,974,889)
                                                                                                       ------------  ------------
                                                                                                       (161,952,798) (131,197,367)
                                                                                                       ------------  ------------
          Total partners' capital (deficits) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (182,655,158) (150,467,706)
                                                                                                       ------------  ------------
Commitments and contingencies (notes 2, 3, 4, 7, 8 and 11)
                                                                                                       $374,787,300   489,687,072
                                                                                                       ============  ============

                                   See accompanying notes to consolidated financial statements.
/TABLE

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 84,609,796      92,814,257       93,080,468
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         583,997         795,627        1,105,368
                                                                                    ------------    ------------     ------------
                                                                                      85,193,793      93,609,884       94,185,836
                                                                                    ------------    ------------     ------------
Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .      50,753,647      57,574,370       64,090,897
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,343,123      19,490,916       20,391,223
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      43,065,564      45,068,702       43,979,318
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         708,403         681,645          576,360
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       2,410,540       1,671,011          284,201
  Management fees to general partners. . . . . . . . . . . . . . . . . . . . . .           --             12,715          108,075
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .         532,727         640,821          658,203
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . .           --          6,409,039            --
                                                                                    ------------    ------------     ------------

                                                                                     115,814,004     131,549,219      130,088,277
                                                                                    ------------    ------------     ------------

       Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30,620,211      37,939,335       35,902,441

Partnership's share of loss from operations of
  unconsolidated ventures (notes 1 and 10) . . . . . . . . . . . . . . . . . . .      22,416,922       8,007,990       13,356,918
Venture partners' share of loss of ventures' operations. . . . . . . . . . . . .      (2,008,939)     (3,376,600)      (6,392,827)
                                                                                    ------------    ------------     ------------

        Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . .      51,028,194      42,570,725       42,866,532

Gain on sale or disposition of investment properties and
  extinguishment of debt (notes 4 and 7) . . . . . . . . . . . . . . . . . . . .     (11,083,791)     (2,132,879)      (1,476,395)
Gain on sale of interest in unconsolidated venture (note 3(d)) . . . . . . . . .      (7,898,727)          --               --
Loss on venture partners' relinquishment of interest
  in investment property (note 3(e)) . . . . . . . . . . . . . . . . . . . . . .           --              --           1,161,626
                                                                                    ------------    ------------     ------------

        Net loss before extraordinary items. . . . . . . . . . . . . . . . . . .      32,045,676      40,437,846       42,551,763

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Extraordinary items (notes 4(b)(2), 7(b) and (c)). . . . . . . . . . . . . . . .         141,776      (7,139,936)          --
                                                                                    ------------    ------------     ------------

       Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 32,187,452      33,297,910       42,551,763
                                                                                    ============    ============     ============

Net loss per limited partnership interest (note 1):
    Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      134.92          111.62           112.38
    Gain on sale or disposition of investment properties
      and extinguishment of debt . . . . . . . . . . . . . . . . . . . . . . . .          (29.97)          (5.77)           (3.99)
    Gain on sale of interest in unconsolidated venture . . . . . . . . . . . . .          (21.35)          --               --
    Loss on venture partners' relinquishment of interest
      in investment property . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --                3.14
    Extraordinary items. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             .38          (19.31)          --
                                                                                    ------------    ------------     ------------

      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      83.98           86.54           111.53
                                                                                    ============    ============     ============



                                   See accompanying notes to consolidated financial statements.
/TABLE

                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                           GENERAL PARTNERS                               LIMITED PARTNERS (366,183 INTERESTS)
                       --------------------------------------------------------    ------------------------------------------------
                                                                              CONTRI-
                                                                              BUTIONS
                                  NET                                         NET OF        NET
                    CONTRI-     EARNINGS        CASH                         OFFERING     EARNINGS        CASH
                    BUTIONS      (LOSS)     DISTRIBUTIONS      TOTAL          COSTS        (LOSS)     DISTRIBUTIONS       TOTAL
                    -------    ----------   -------------   -----------   ------------ ------------   -------------   ------------
Balance (deficit)
 December 31, 1990 . $1,000   (14,910,702)      (966,548)  (15,876,250)    326,224,167 (354,918,587)   (28,235,517)   (56,929,937)
Net loss . . . . . .   --      (1,711,514)          --      (1,711,514)          --     (40,840,249)          --      (40,840,249)
Cash distributions
 ($4.25 per limited
 partnership
 interest) . . . . .   --           --           (64,845)      (64,845)          --          --         (1,556,280)    (1,556,280)
                     ------   -----------     ----------   -----------   ------------  ------------    -----------   ------------
Balance (deficit)
 December 31, 1991 .  1,000   (16,622,216)    (1,031,393)  (17,652,609)   326,224,167  (395,758,836)   (29,791,797)   (99,326,466)
Net loss . . . . . .   --      (1,610,101)         --       (1,610,101)         --      (31,687,809)         --       (31,687,809)
Cash distributions
 ($.50 per limited
 partnership
 interest) . . . . .   --          --             (7,629)       (7,629)         --           --           (183,092)      (183,092)
                     ------   -----------     ----------   -----------   ------------  ------------    -----------   ------------
Balance (deficit)
 December 31, 1992 .  1,000   (18,232,317)    (1,039,022)  (19,270,339)   326,224,167  (427,446,645)   (29,974,889)  (131,197,367)
Net loss . . . . . .   --      (1,432,021)         --       (1,432,021)         --      (30,755,431)         --       (30,755,431)
Cash distributions
 ($0 per limited
 partnership
 interest) . . . . .   --           --             --            --             --            --             --             --
                     ------   -----------     ----------   -----------   ------------  ------------    -----------   ------------
Balance (deficit)
 December 31, 1993 . $1,000   (19,664,338)    (1,039,022)  (20,702,360)   326,224,167  (458,202,076)   (29,974,889)  (161,952,798)
                     ======   ===========     ==========   ===========   ============  ============    ===========   ============

                                   See accompanying notes to consolidated financial statements.
/TABLE

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                        1993           1992              1991
                                                                                    ------------    ------------     ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(32,187,452)    (33,297,910)     (42,551,763)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,343,123      19,490,916       20,391,223
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .       2,410,540       1,671,011          284,201
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . .         103,298          91,671           81,354
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . .      13,461,723      13,710,342       13,040,330
    Partnership's share of loss from operations of unconsolidated ventures,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,416,922       8,007,990       13,356,918
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . .      (2,008,939)     (3,376,600)      (6,392,827)
    Gain on sale of investment property and extinguishment of debt . . . . . . .     (11,083,791)     (2,132,879)      (1,476,395)
    Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . .           --          6,409,039            --
    Extraordinary items. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         141,776      (7,139,936)           --
    Gain on sale of interest in unconsolidated venture . . . . . . . . . . . . .      (7,898,727)          --               --
    Loss on venture partner's relinquishment of interest of investment property.           --              --           1,161,626
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,319,106        (272,906)           --
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .        (430,632)      1,227,951          393,766
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100,997          50,122          (38,636)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (634,588)     (2,054,307)         175,311
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       2,755,732         824,390           (7,307)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,591      (1,224,442)         343,870
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (357,915)        (26,887)         314,346
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,957,457         546,217        2,272,377
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .         691,017         179,232           40,859
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .          26,167       2,390,394        2,485,952
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        (119,739)       (305,083)         353,786
                                                                                    ------------    ------------     ------------
          Net cash provided by operating activities. . . . . . . . . . . . . . .      10,015,666       4,768,325        4,228,991
                                                                                    ------------    ------------     ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment properties, net of selling expenses (note 7)   1,220,737         338,196            --
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .      (3,188,425)     (6,144,928)      (3,741,972)
  Cash expended in disposition of investment properties. . . . . . . . . . . . .         (55,111)         --                --
  Net sales (purchases) of short-term investments. . . . . . . . . . . . . . . .     (18,470,959)      3,311,641            --
  Partnership's distributions from unconsolidated ventures . . . . . . . . . . .      16,978,465          --            2,772,501
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . .        (983,668)     (1,796,723)      (2,895,937)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (1,030,569)     (2,444,529)      (2,062,606)
                                                                                    ------------    ------------     ------------

                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                                        1993           1992              1991
                                                                                    ------------    ------------     ------------

          Net cash used in investing activities. . . . . . . . . . . . . . . . .      (5,529,530)     (6,736,343)      (5,928,014)
                                                                                    ------------    ------------     ------------
Cash flows from financing activities:
  Proceeds from refinancing of long-term debt. . . . . . . . . . . . . . . . . .           4,253      10,840,261            --
  Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .           --        (10,726,327)           --
  Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .           --             --            4,210,508
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .      (1,789,503)       (841,946)      (1,575,082)
  Venture partners' contributions to ventures. . . . . . . . . . . . . . . . . .          33,746         158,931          290,979
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . .           --           (183,092)      (1,556,280)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . .           --             (7,629)         (64,845)
                                                                                    ------------    ------------     ------------
          Net cash provided by (used in) financing activities. . . . . . . . . .      (1,751,504)       (759,802)       1,305,280
                                                                                    ------------    ------------     ------------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . .    $  2,734,632      (2,727,820)        (393,743)
                                                                                    ============    ============     ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .    $ 35,628,310      43,340,504       48,442,796
                                                                                    ============    ============     ============
  Total sales price of investment properties, net of selling expenses. . . . . .    $ 18,479,297      18,442,566            --
  Mortgage loan payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (17,258,560)    (18,104,370)           --
                                                                                    ------------    ------------     ------------
    Cash sales proceeds from sale of investment properties,
      net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,220,737         338,196            --
                                                                                    ============    ============     ============
  Proceeds from refinancing of long-term debt (note 3(l)). . . . . . . . . . . .    $  7,455,000           --               --
  Payoff of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,160,425)          --               --
  Prepayment penalty . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (141,776)          --               --
  Refinancing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (148,546)          --               --
                                                                                    ------------    ------------     ------------
          Proceeds from refinancing of long-term debt. . . . . . . . . . . . . .    $      4,253           --               --
                                                                                    ============    ============     ============

                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                        1993           1992              1991
                                                                                    ------------    ------------     ------------

  Non-cash investing and financing activities:
       Contributions payable to unconsolidated venture (note 3(b)) . . . . . . .    $  1,200,000           --               --
                                                                                    ============    ============     ============
       Disposition of investment properties (notes 1 and 4(b)(9)):
          Balance due on long-term debt cancelled. . . . . . . . . . . . . . . .    $      --              --          13,660,000
          Reduction of accrued interest payable. . . . . . . . . . . . . . . . .           --              --           1,038,448
          Reduction of investment properties . . . . . . . . . . . . . . . . . .           --              --         (13,214,358)
          Disposition costs. . . . . . . . . . . . . . . . . . . . . . . . . . .           --              --              (7,695)
                                                                                    ------------    ------------     ------------
       Non-cash gain recognized due to lender realizing upon security. . . . . .    $      --              --           1,476,395
                                                                                    ============    ============     ============
       Principal balance due on mortgages payable. . . . . . . . . . . . . . . .    $      --         13,589,936            --
       Payment on long-term debt from sale of investment properties. . . . . . .           --         (6,300,000)           --
                                                                                    ------------    ------------     ------------
         Extraordinary items - non-cash gain recognized on forgiveness of
           indebtedness. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      --          7,289,936            --
                                                                                    ============    ============     ============

       Total sales price, net of selling expenses (notes 7(e) and (f)) . . . . .    $ 18,479,297           --               --
       Reduction in land . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,322,483)          --               --
       Reduction in buildings and improvements . . . . . . . . . . . . . . . . .    (143,821,518)          --               --
       Reduction in accumulated depreciation . . . . . . . . . . . . . . . . . .      46,196,996           --               --
       Balance due on long-term debt cancelled (note 4(b)(4)). . . . . . . . . .     102,606,610           --               --
       Cash expended in disposition of investment property . . . . . . . . . . .         (55,111)          --               --
                                                                                    ------------    ------------     ------------

          Gain on sale of investment property and extinguishment of debt . . . .    $ 11,083,791           --               --
                                                                                    ============    ============     ============






                                   See accompanying notes to consolidated financial statements.

/TABLE

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991



(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures (note 3) - Partridge Place Limited Partnership ("Heritage"), Quail Springs Limited Partnership ("Quail"), Eastridge Associates Limited Partnership ("Eastridge"), Copley Place Associates ("Copley Place"), Gables Corporate Plaza Associates ("Gables"), Carrollwood Station Associates, Ltd. ("Carrollwood"), Jacksonville Cove I Associates, Ltd. ("Glades") and Sherry Lane Associates ("Sherry Lane"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates (note 3(d)) and the Partnership's indirect interest in (through Carlyle-XIII Associates, L.P.) JMB/NYC Office Building Associates, L.P. ("JMB/NYC" note 3(c)).

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1993 and 1992 is summarized as follows:

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                              1993                            1992
                                                              ------------------------------  ------------------------------
                                                                GAAP BASIS        TAX BASIS     GAAP BASIS       TAX BASIS
                                                               ------------      -----------   -------------    ------------


Total assets . . . . . . . . . . . . . . . . . . . . . . .    $374,787,300       99,599,312     489,687,072      97,192,182

Partners' capital accounts (deficits) (note 5):
   General partners. . . . . . . . . . . . . . . . . . . .     (20,702,360)     (34,839,564)    (19,270,339)    (38,961,003)
   Limited partners. . . . . . . . . . . . . . . . . . . .    (161,952,798)    (218,137,769)   (131,197,367)   (240,626,413)

Net earnings (loss) (note 5):
   General partners. . . . . . . . . . . . . . . . . . . .      (1,432,021)       4,121,438      (1,610,101)     (1,598,313)
   Limited partners. . . . . . . . . . . . . . . . . . . .     (30,755,431)      22,488,643     (31,687,809)    (26,035,220)

Net earnings (loss) per limited partnership interest . . .          (83.98)           61.41          (86.54)         (71.10)
                                                              ============     ============    ============    ============

/TABLE

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period (366,183). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Certain reclassifications have been made to the 1992 financial statements in order to conform with the 1993 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none and $500,000 at December 31, 1993 and 1992, respectively) as cash equivalents with any remaining amounts reflected as short-term investments.

     The Partnership terminated negotiations for a partial renewal of the lease of the primary tenant at the Commercial Union Building, which expired in June 1991. Due to the extreme softness of the metropolitan Boston real estate market, the Partnership decided not to commit any significant additional capital to this property (see note 4(b)(9)). In August 1991, the second mortgage lender realized upon its security interest by taking title to the Commercial Union Building as a result of the Partnership not remitting the required debt service payments. This resulted in the Partnership no longer having an ownership interest in the property and resulted in a gain to the Partnership of approximately $1,476,000 for financial reporting purposes and $3,240,000 for Federal income tax purposes with no corresponding distributable proceeds in 1991.

     In July 1992, the Partnership executed a lease with the 1001 Fourth Avenue Plaza office building's largest tenant, Seattle-First National Bank, for a renewal of a portion of their current space effective October 1993, when its existing 259,000 square foot lease expired. The renewal resulted in Seattle-First National Bank leasing 95,000 square feet for a ten year period. The new lease, which included a significant free rent period for the tenant, as well as considerable tenant improvement costs, had a material negative impact on the cash flow from the property commencing in late 1993 and placed the property in a position whereby the net operating income would have been insufficient to cover both debt service payments and leasing costs (see note 4(b)(4)). Due to the uncertainty of the Partnership's ability to recover the net carrying value of the 1001 Fourth Avenue office building investment property through future operations and sales, as of June 30, 1992, the Partnership recorded, as a matter of prudent accounting practice, a provision for value impairment of such investment property of $6,409,039. Such provision was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing.

     Due to the extreme softness of the Seattle, Washington office market and other factors, the Partnership decided not to commit any significant additional capital to this property (see note 4(b)(4)). In November 1993, the Partnership agreed with the mortgage lender to transfer title to the 1001 Fourth Avenue Office Building to the lender. This has resulted in 1993 in the Partnership no longer having an ownership interest in the property and has resulted in a net gain to the Partnership of approximately $6,772,000 for financial reporting purposes and gain of approximately $27,567,000 for Federal income tax purposes with no corresponding distributable proceeds.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As more fully discussed in Note 3(c) due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and due to discussions with the O & Y affiliates regarding the reallocation of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2 Broadway venture has made a provision for value impairment on such investment property of $192,627,560. The provision for value impairment has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, in the amounts of $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC, respectively.

     Due to the uncertainty of the 1290 Associates venture's ability to recover the net carrying value of the 1290 Avenue of the Americas Building through future operations and sale, the 1290 Associates venture made a provision for value impairment on such investment property of $51,423,084. Such provision at September 30, 1992 was recorded to effectively reduce the net carrying value of the investment property and the related deferred expenses to the then outstanding balance of the related non-recourse financing allocated to the joint venture and its property. This provision was allocated to the unaffiliated venture partners in accordance with the terms of the venture agreement and accordingly is not included in the financial statements (see notes 1, 3 and 5 in Notes to Combined Financial Statements).

     Deferred expenses are comprised principally of leasing fees which are amortized using the straight-line method over the terms stipulated in the related agreements, and commitment fees which are amortized over the related commitment periods.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. As the debt secured by the University Park office building, Long Beach Plaza and Gables Corporate Plaza has been classified by the Partnership as a current liability at December 31, 1993 (see note 4(b)), and because the resolution of such defaults are uncertain, as the debt on the University Park Office Building and the Gables Corporate Plaza was satisfied in January 1994 pursuant to deeds in lieu and because the resolution of Long Beach Plaza is uncertain, the Partnership considers the disclosure of such long-term debt to be impracticable. The remaining debt, with a carrying balance of $454,968,527, has been calculated to have an SFAS 107 value of $362,710,962 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such assumed debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures (note 3), nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Nine properties have been sold or disposed of by the Partnership as of December 31, 1993. All of the remaining properties owned at December 31, 1993 were operating. In January 1994, the lender took title to the University Park office building and Gables Corporate Plaza as described in Notes 4(b)(6), 4(b)(7) and 11(a) and (b). The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred.

     Depreciation on the operating properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership. A portion of the long-term debt on the Copley Place multi-use complex and Gables Corporate Plaza represent mortgage loans which are subordinated to the existing senior mortgage loans.

     (b) Long Beach Plaza

     The Partnership purchased Long Beach Plaza located in Long Beach, California for $45,839,458 (net of discount on long-term debt of $10,330,542).

In January 1981, Australian Ventures, Inc. ("AVI") signed a 99 year ground and improvement lease at the Long Beach Plaza shopping center located in Long Beach, California for approximately 144,000 square feet. AVI sublet the space to Buffum's Department Store, an affiliate of AVI. In March 1991, Buffum's filed for protection from creditors under Chapter XI of the United States Bankruptcy Code. In May 1991, Buffum's vacated the leased premises. As a result and pursuant to certain provisions of the ground and improvement lease that, among other things, requires continuous operation of a store at the premises during the lease term, the Partnership sought a termination of the lease and to obtain possession of the premises. In March 1993, the Partnership completed a settlement of its litigation with AVI involving the lease. Under the terms of the settlement, AVI paid the Partnership $550,000, and the parties terminated the ground and improvement lease. In addition, both parties dismissed their respective claims in the lawsuit with prejudice. The Partnership paid the $550,000 received from AVI to the mortgage lender for the property as scheduled debt service due for April and part of May 1993 on the loan secured by the property. The Partnership has initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property. There can be no assurance that such modification will be consummated. If the Partnership is unable to secure a modification to the loan, the Partnership may decide not to commit any significant additional amounts of the property. This would result in the Partnership no longer having an ownership interest in such property and would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1993 is a party to nine operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $231,529,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, three apartment complexes, five office buildings, and a multi-use complex. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from the Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Certain of the venture properties have been financed under various long-term debt arrangements as described in Note 4 and 3 and to Note 5 of Notes to the Combined Financial Statements.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership.
After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1993, 1992 and 1991, two, three and three, respectively, of the ventures' properties produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

     Physical management of the properties generally was performed by affiliates of the venture partners during the development period and rent-up period. The managers were responsible for cash flow deficits (after debt service requirements). Compensation to the managers during such periods for management and leasing was limited to specified payments made by the ventures, plus any excess net cash receipts generated by the properties during the periods. Thereafter, the management agreements generally provide for an extended term during which the management fee is calculated as a percentage of certain types of cash income from the property. The management terms are in the extended term for all of the ventures.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The terms of certain of the venture agreements are summarized as follows:

     (b)  Copley Place

     The Partnership acquired in 1983, through a joint venture with the developer, an interest in a portion of Copley Place, a multi-use complex in Boston, Massachusetts.

     Initially, the Partnership purchased an interest in the complex from the developer for a purchase price of $20,000,000 which was paid by giving a purchase price note to the developer. Subsequently, the Partnership and the developer formed Copley Place Associates which purchased the balance of the office and retail portion of the complex from the developer for $245,000,000. The Partnership contributed its previously acquired interest in the property and made total cash contributions of $60,000,000 for its interest in Copley Place Associates.

     In December 1984, an affiliate of the Corporate General Partner of the Partnership acquired ownership of the joint venture partner (see note 9).

     The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return to 1989 and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner has loaned approximately $13,398,000 through December 31, 1993 to fund its required obligations. The loan accrues interest at the contract rate based on the joint venture partner's line of credit. The line of credit bears interest at a floating rate (currently averaging 4.75% at December 31, 1993). The loan is to be repaid from future available cash flow, as defined. In addition, the Partnership and the joint venture partner were obligated to equally contribute towards tenant improvement and other capital costs beginning in 1990. The Partnership contributed $958,000 in 1991 and $847,022 in 1990 as its 50% share of capital and tenant improvement costs at the property. In addition, the venture partner and the Partnership each contributed $7,786,931 in October 1990 to retire a line of credit (see note 4(b)(10)). Commencing January 1, 1992, the Partnership and the venture partner are required to equally fund all cash deficits of the property. In addition, commencing January 1, 1992, annual cash flow (as defined) after repayment to the venture partner of operating deficit loans, is to be allocated equally between the Partnership and joint venture partner.

     Operating profits and losses of the joint venture are 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provides that, in general, upon any sale or refinancing of the complex the first $60,000,000 of net proceeds will be distributed equally between the Partnership and the joint venture partner. The Partnership will then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at December 31, 1993 is $12,000,000). The Partnership will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which has been paid or is payable to the developer on its $20,000,000 purchase price note. The joint venture partner will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the $20,000,000 purchase price note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. Reference is made to Note 4(b)(10) for a discussion of the modification of the mortgage loan (effective March 1, 1992) for the property.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     An affiliate of the joint venture partner manages the portion of the complex owned by the joint venture, pursuant to an agreement similar to those described in Note 3(a).

     (c)  JMB/NYC

     The Partnership owns indirectly through Carlyle-XIII Associates, L.P. and JMB/NYC an interest in (i) the 237 Park Avenue Associates venture which owns an existing 23-story office building, (ii) the 1290 Associates venture which owns an existing 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Co. ventures which own an existing 32-story office building (together "Three Joint Ventures" and individually a "Joint Venture").

All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O&Y Equity Company, L.P. and O&Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O&Y").

     JMB/NYC is a joint venture among Carlyle-XIII Associates, L.P. (of which the Partnership holds a 99% limited partnership interest), Carlyle-XIV Associates, L.P. and Property Partners, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. Effective March 25, 1993, the Partnership became a 20% shareholder of Carlyle Managers, Inc. Related to this investment, the Partnership has an obligation to fund $600,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. In March 1993, JMB/NYC, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIII Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership became a 20% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund $600,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 25%.

     There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners might become unable or unwilling to fulfill their financial or other obligations (as discussed below), or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at December 31, 1993 and 1992. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $78,605,523 at December 31, 1993. During 1993, no payments were made on the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization were allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income is allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates.

     The Three Joint Ventures agreements further provide that, in general, upon sale or refinancing of the properties, net sale or refinancing proceeds will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

     Under the terms of the Three Joint Ventures agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991. Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates.

     Pursuant to the Three Joint Ventures agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for calculating JMB/NYC's share of operating cash flow or deficits through 1991 was as though the rate were fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the joint venture partnership agreements for the Three Joint Ventures require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates dispute this calculation of interest expense for the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies.

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded default notices previously received by JMB/NYC alleging defaults for failing to make capital contributions and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Accordingly, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures as if the first mortgage loan bore interest at a rate of 12.75% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. It was also agreed that during this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures will be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the Three Joint Ventures. Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and will be repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures.

As a result of the above noted agreement with the Olympia & York affiliates, for the six months ended June 30, 1993, $32,523,137 represents the minimum 7% per annum interest. Excess net cash flow, as defined, through June 30, 1993 totalled $11,648,285. Pursuant to an agreement with the first mortgage lender discussed below, $250,000 per month is payable as a distribution to the Olympia & York affiliates. During the period January 1, 1993 through June 30, 1993, $6,257,236 was distributed to the O&Y affiliates. The balance of $15,067,149 represents a priority distribution level to the Olympia & York affiliates payable from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds, if any. The cumulative priority distribution level payable to the Olympia & York affiliates at December 31, 1993 is $48,522,601. The agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates dispute this calculation and contend that the 12-3/4% per annum fixed rate applies. Based upon the Olympia & York affiliates' interpretation, interest expense for the Three Joint Ventures for the six months ended December 31, 1993 was $58,962,793. Based upon the amount of interest determined by JMB/NYC for the six months ended December 31, 1993, interest expense for the Three Joint Ventures was $38,441,967. Pursuant to an agreement with the first mortgage lender, $1,500,000 of the interest payable to the Olympia & York affiliates of $6,079,237 for the six months ended December 31, 1993 was paid. The remaining $4,570,237 is due to the Olympia & York affiliates.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. During the quarter ended March 31, 1993, O & Y emerged from bankruptcy protection in the Canadian proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Three Joint Ventures and JMB/NYC or to negotiate a restructuring of the joint venture agreements, or otherwise reach an understanding with JMB/NYC regarding any future funding obligation of JMB/NYC.

     During the fourth quarter of 1992, the Three Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Three Joint Ventures are not in default. JMB/NYC is unable to determine if the Three Joint Ventures are in default. Accordingly, the balance of the first mortgage loan has been classified as a current liability in the accompanying combined financial statements at December 31, 1993 and 1992. There have not been any further notices from the first mortgage lender. The Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan), to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a potential sale of the 2 Broadway building and a fixed rate of interest on the loan during the remaining loan term until maturity. In conjunction with the negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. There is no assurance that a restructuring of the loan will be obtained. Interest on the first mortgage loan is calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates and certain other affiliates of O & Y reached an agreement with the City of New York to defer the payment of real estate taxes owed in July 1992 and January 1993 on properties in which O&Y affiliates have an ownership interest, including the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway buildings. Payment of the July 1992 real estate taxes was made in six equal monthly installments from July through December of 1992. A similar payment program existed for the period January through December of 1993. The March 1994 monthly real estate tax installment payment related to the 2 Broadway building has not been paid and there is uncertainty regarding the remittance of future installment payments related to the building.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its long-term funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures, which could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay,

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.

     If JMB/NYC is successful in its negotiations to restructure the Three Joint Venture agreements and retains an interest in one or more of these investment properties, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the properties before JMB/NYC would receive any share of future net sale or refinancing proceeds. Although the 2 Broadway building is in need of a major renovation, the Joint Ventures that own the 2 Broadway building and land have no plans for a renovation of the property because of a potential sale of the building and because the effective rents that could be obtained under the current office market conditions may not be sufficient to justify the costs of the renovation. Given the current market and property operating conditions, it is likely that the property would sell at a price significantly lower than the allocated portion of the underlying debt. The first mortgage lender and JMB/NYC would need to approve any sale of this property.

     The O & Y affiliates have informed JMB/NYC that they have now received a written proposal for the sale of 2 Broadway for a net purchase price of $15,000,000. The first mortgage lender has preliminarily agreed to the concept of a sale of the building but has not approved the terms of any proposed offer for purchase. Accordingly, a sale pursuant to the proposal received by the O & Y affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such proposal or any other proposal, if this proposal were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the O & Y affiliates relating to the proposal were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes. Accordingly, a provision for value impairment has been recorded for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the O & Y affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC, respectively. Such provisions has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, including related accrued interest. The provision for value impairment is not a loss recognizable for Federal income tax purposes.

     In the event of a dissolution and liquidation of a Joint Venture, the terms of the joint venture partnership agreements between the Olympia & York affiliates and JMB/NYC for the Three Joint Ventures provide that if there is a deficit balance in the tax basis capital account of JMB/NYC, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/NYC generally would be required to contribute cash to the Joint Venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of a Joint Venture's property generally would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the joint venture partnership agreement.
However, if such taxable gain is insufficient to eliminate the deficit balance

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


in its account in connection with a liquidation of a Joint Venture, JMB/NYC would be required to contribute funds to the Joint Venture (regardless of whether any proceeds were received by JMB/NYC from the disposition of the Joint Venture's property) to eliminate any remaining deficit capital account balance.

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $72,546,193 at December 31, 1993) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation.

     The properties are being managed by an affiliate of the Olympia & York affiliates under a long-term agreement for a management fee equal to 1% of gross receipts. An affiliate of the Olympia & York affiliates performs certain maintenance and repair work and construction of certain tenant improvements at the investment properties. Additionally, the Olympia & York affiliates have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.


     (d)  Orchard Associates

     The Partnership's interest in Old Orchard shopping center (through Orchard Associates and Old Orchard Urban Venture ("OOUV") was sold in September 1993, as described below.

     The maturity date for Orchard Associates' loan in the amount of $18,000,000 from a commercial bank, secured solely by its interest in Old Orchard shopping center, and originally due October 1, 1991, was extended to December 31, 1993. The agreement required monthly installments of interest only at the prime rate plus 1% per annum. Orchard Associates continued to negotiate with the lender for permanent financing of this note prior to its payoff in September 1993 as described below.

     On September 2, 1993, effective August 30, 1993, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV is also entitled to receive up to an additional $4,300,000 based upon certain events (as defined) and may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined).

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Contemporaneously with the formation of the new limited partnership, OOUV redeemed Orchard Associates' ("Orchard") interest in OOUV for $56,689,747 (before closing costs and prorations). Orchard used a portion of these redemption proceeds to repay in full its $18,000,000 loan obligation plus accrued interest. This transaction has resulted in Orchard having no ownership interest in the property as of the effective date of the redemption agreement. Orchard recognized a gain of $15,797,454 for financial reporting purposes ($7,898,727 allocable to the Partnership) and recognized a gain for Federal income tax reporting purposes of $32,492,776, $16,246,388 allocable to the Partnership in 1993.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, potential future distributions to OOUV the $4,300,000 and $3,400,000 amounts as described above) in accordance with their pre-contribution percentage interests. Upon receipt of all or a portion of these contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of these contingent amounts will be received.

     (e)  Eastridge Apartments

     In late 1986, an affiliate of the Corporate General Partner assumed management of the Eastridge Apartments. The apartment complex had been managed by the venture partner who defaulted in its obligations under the joint venture partnership and management agreements. In July 1991, the Partnership finalized an agreement with the joint venture partner whereby the partner relinquished its interest in the joint venture in return for a full release of all past and future obligations. Upon the venture partner's relinquishment, the balance of the venture partner's deficit capital account was deemed uncollectible. Accordingly, in 1991, the Partnership recorded a loss on relinquishment of venture partner's interest of $1,161,626. Such loss was recorded to eliminate the venture partner's deficit capital account.


(4)  LONG-TERM DEBT

     (a)  General

     As described in Note 4(b) and in response to operating deficits incurred at certain properties, the Partnership is seeking and/or has received mortgage note modifications on certain properties. Certain of the modifications received which have expired and others expire on various dates commencing October 1996. In addition, certain properties have loans with scheduled maturities commencing November 1994. Upon expiration of such modifications or at maturity , should the Partnership be unable to secure new or additional modifications to or refinancing of the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. This generally would result in the Partnership no longer having an ownership interest in such properties and may result in gain for financial reporting and Federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Long-term debt consists of the following at December 31, 1993 and 1992:

                                                                                                  1993          1992
                                                                                              ------------  -----------
11.5% Purchase Price mortgage note; secured by Copley Place multi-use complex in Boston,
 Massachusetts; accruing interest through August 31, 1998 when the entire balance is
 payable (note 3(b)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 62,818,952   56,025,355

12% mortgage note due August 1998; secured by Copley Place multi-use complex in Boston,
 Massachusetts; balance originally payable in monthly installments of principal and interest of $2,184,042 from October 1, 1983 through September 30, 1993 and thereafter at the then prevailing market terms of such financing (The note has
 been modified; see note 4(b)(10)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   209,716,711  208,858,722

12.5% to 13.875% mortgage note originally due June 15, 1999; secured by the
 1001 Fourth Avenue Plaza office building in Seattle, Washington and a $2,000,000 letter of credit secured by Partnership investments in U.S. Government obligations in an equal amount; originally payable in monthly installments of principal and interest of $897,458, $937,337 and $969,688 for five year periods ending June 15,
 1989, 1994 and 1999, respectively. (The note has been modified and was satisfied
 in 1993; see note 4(b)(4)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --      101,185,922

9-5/8% mortgage note; secured by the Plaza Tower office building in Knoxville,
 Tennessee; payable in monthly installments of principal and interest of $184,421
 until November 1, 1994 when the remaining principal of $17,758,395 is payable . . . . . . .    18,160,291   18,602,047

12.80% mortgage note; secured by the Gables Corporate Plaza office building in
 Coral Gables, Florida; originally payable in monthly installments of principal and interest until May 1, 1993 when the remaining principal balance was payable
 (The note has been modified and was discharged in January 1994; see notes 4(b)(7)
  and 11(a)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24,967,836   20,389,624

13-1/8% mortgage note; secured by the Sherry Lane Place office building in Dallas,
 Texas; originally payable in monthly installments of principal and interest until
 December 27, 1995 when the remaining principal balance is payable.  (The note has
 been remodified; see note 4(b)(1)). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40,498,538   40,166,829

                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                  1993          1992
                                                                                              ------------  -----------
13% mortgage note secured by the Long Beach Plaza shopping center in Long Beach,
 California; payable in monthly installments of principal and interest of $372,583
  until June 27, 1994 when the remaining principal balance of $33,651,475 is payable . . . .    33,734,354   33,782,085

12-1/4% mortgage note; secured by the Rio Cancion apartment complex in Tucson,
 Arizona; originally payable in monthly installments of principal and interest of $123,703 until January 10, 1993 when the remaining principal balance of
 $10,974,572 was scheduled to be payable.  (The note has been remodified and
 satisfied in 1993; see notes 4(b)(3) and 7(e)). . . . . . . . . . . . . . . . . . . . . . .        --       11,946,741

12-1/2% mortgage note; secured by the University Park office building in
 Sacramento, California; originally payable in monthly installments of interest only at the rate of 11% per annum with the difference accruing until maturity on
 July 1, 1993.   (The note has been modified and was discharged in January 1994;
 see notes 4(b)(6) and 11(b)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,294,125   14,593,476

Other Mortgage Loans:
  Gables Corporate Plaza office building, 12.9%, due 1996 (satisfied in 1993,
   see notes 4(b)(7) and 11(a)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        2,958,900

  Long Beach Plaza shopping center, non-interest bearing, (net of $9,082,213 and
   $9,185,511 unamortized discount at 12% at December 31, 1993 and 1992, respectively),
   due 2014. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       917,787      814,489

  Marshalls Aurora Plaza shopping center, 12-3/4%; originally payable in monthly installments of principal and interest until June 30, 1993 when the remaining principal balance was scheduled to be payable.  (The note has been modified;
   see note 4(b)(12) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,468,313    6,532,937

  Eastridge apartment complex, 10.34%, due 1995 (modified July 1, 1987,
   see note 4(b)(5)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,752,617   10,385,522

  Greenwood Creek II apartment complex, 13-1/4%, due 1997 (satisfied in 1993,
   see notes 4(b)(8) and 7(f)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        3,746,866

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                                  1993          1992
                                                                                              ------------  -----------

  Glades apartment complex, 6.1%, due 2002 (refinanced in 1992,
   see note 4(b)(2)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,890,000    9,890,000

  Glades apartment complex, 6% (plus, subsequent to April 1995,
   50% of cash flows (as defined)), accruing interest through
   October 1, 2002 when the entire balance is payable (refinanced
    in 1992, see note 4(b)(2)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       950,261      950,261

  Carrollwood apartment complex, 7.45%, due 1998 (refinanced in 1993, see note 4(b)(11)) . .     7,400,309    7,181,077

  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,398,433   13,398,433
                                                                                              ------------ ------------

          Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   454,968,527  561,409,286
          Less current portion of long-term debt (see note 4(b)) . . . . . . . . . . . . . .    94,086,630   96,553,360
                                                                                              ------------ ------------

          Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $360,881,897  464,855,926
                                                                                              ============ ============


/TABLE

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Included in the above total long-term debt is $62,095,000 and $69,355,510, for 1993 and 1992, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the various notes.

     Five year maturities of long-term debt are as follows:

                 1994. . . . . . . . . . . . . .   $94,086,630
                 1995. . . . . . . . . . . . . .       782,482
                 1996. . . . . . . . . . . . . .     6,159,597
                 1997. . . . . . . . . . . . . .       573,288
                 1998. . . . . . . . . . . . . .   331,738,472
                                                   ===========

     (b)  Long-term Debt Modifications

          (1)  Sherry Lane Place Office Building

     The existing long-term note secured by the Sherry Lane Place office building located in Dallas, Texas was modified effective February 1, 1988 to lower both the contract and payment interest rates. The contract interest rate was reduced to 9% per annum for the period from March 1, 1988 through February 28, 1993 and to 10% per annum for the period from March 1, 1993 through April 1, 1998. Interest only was payable at 6.5% per annum from February 1, 1988 through July 31, 1991, at 8% per annum from August 1, 1991 through July 31, 1994 and at 10% per annum from August 1, 1994 through March 1, 1998. The difference between the contract rate and the interest paid was to be deferred and bore interest at 13.125% per annum from February 1, 1988 through February 28, 1988, at 9% per annum from March 1, 1988 through February 28, 1993 and at 10% per annum from March 1, 1993 through April 1, 1998. In addition, upon the earlier of the subsequent sale of the property or maturity of the note, the lender was entitled to a residual participation equal to 40% of the applicable value (as defined).

     In connection with the modification, the Partnership prepaid $1,665,000 of principal without a prepayment penalty, and paid a loan modification fee of $2,335,000.

     In November 1993, the Partnership reached an agreement with the current lender to further modify the existing long-term non-recourse mortgage note secured by the property. Under the terms of the remodification, the existing mortgage balance was divided into two notes. The first note of $22,000,000 bears a contract interest rate of 8% per annum for the period retroactive from January 1, 1993 through December 31, 1994, increasing to 8.5% per annum for the period from January 1, 1995 through April 1, 1998. Interest only is payable on the first note at 5.75% per annum for the period retroactive to January 1, 1993 through December 31, 1993, at 8% per annum from January 1, 1994 through December 31, 1994 and at 8.5% per annum from January 1, 1995 through April 1, 1998. The second note, consisting of the remaining unpaid principal and accrued interest, has a zero pay and accrual rate. All excess cash flow above debt service on the first note is to be applied first against accrued interest on the first note and then as contingent interest on the second note (as defined).

          (2)  The Glades Apartments

     The long-term mortgage note secured by the Glades Apartments located in Jacksonville, Florida was modified whereby the interest payment rate was reduced for the period December 1, 1987 to November 30, 1989 and the difference between the contract rate and the interest paid was deferred until

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


December 1, 1989 when the accrued interest and the then outstanding principal balance began to amortize over a thirty year period at the original interest rate. The entire balance was to be due and payable on October 1, 1995.

     The venture received a remodification from the lender to extend the initial payment terms of the modification through the January 1, 1991 payment.

Subsequently, the venture reached an agreement to further extend the initial payment terms of the modification through the January 1, 1992 payment. The venture was negotiating with the first mortgage lender regarding an additional modification or refinancing, and submitted debt service payments under the previously modified terms to the extent of available property cash flow through September 30, 1992. On October 1, 1992, the venture refinanced the existing long-term mortgage note (of approximately $10,426,000) with a first and second mortgage note. The venture paid a prepayment penalty relating to the original mortgage of $300,000 in connection with the refinancing. The Partnership recognized its share of $150,000 as an extraordinary item for financial reporting purposes. The new first mortgage loan of $9,890,000 provides for interest only payments of 6.1% from October 1, 1992 through March 31, 1995. Thereafter, monthly installments of principal and interest will be due (amortized over a 30 year term) through the maturity of the loan on October 1, 2002. The second mortgage loan of $950,261 accrues simple interest of 6% per annum and requires quarterly payments of 50% of the net cash flow (as defined) beginning April 1, 1995 through the earlier of the repayment or maturity of the loan on October 1, 2002. There were no distributable proceeds from the refinancing.

          (3)  Rio Cancion Apartments

     The mortgage note secured by the Rio Cancion apartments located in Tucson, Arizona and related deferred interest was satisfied on March 31, 1993 upon sale of the property (see note 7(e)).

     The first mortgage loan was modified, effective November 1, 1987, to lower the interest payable for a period of two years. The terms of the first mortgage loan were modified to lower the interest payable from 12.25% per annum to 10.25% per annum with the difference being added to the outstanding principal balance and due upon the earlier of available cash flow (as defined) or maturity of the loan.

     The Partnership reached an agreement to remodify the first mortgage loan, effective upon the expiration of the first modification agreement. Under the terms of the new agreement, the Partnership was obligated to pay interest only at a rate of 10.25% per annum from December 1989 through November 1991 on the balance of the outstanding principal and deferred interest as of October 31, 1989. On June 9, 1992, the Partnership reached an agreement for an additional modification to the first mortgage loan effective November 1, 1991. Through December 31, 1992, the Partnership was required to submit debt service payments under the previously remodified terms. On January 1, 1993, the contract rate of 12.25% per annum and the pay rate of 10.25% per annum was permanently lowered to 10%. The additional modification also extended the maturity date to January 1, 1997. In return, the lender was entitled to, as additional interest, a minority residual participation of 25% of net sales proceeds (as defined) after the Partnership had recovered its investment (as defined).
                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



          (4)  1001 Fourth Avenue Plaza

     The Partnership transferred title to the property to the lender on November 1, 1993, as discussed below.

     The long-term mortgage note secured by the 1001 Fourth Avenue Plaza office building located in Seattle, Washington was modified effective June 16, 1987 to lower both the contract and payment interest rates. The contract interest rate had been reduced to 9% per annum for the period from June 16, 1987 through December 15, 1992, to 10% per annum for the period from December 16, 1992 through May 15, 1994 and to 12% per annum for the period from May 16, 1994 through May 15, 1995. In addition, the interest payment rate had been reduced to 7% per annum from June 16, 1987 through May 15, 1989, at 8% per annum from May 16, 1989 through December 15, 1992 and at 9% per annum from December 16, 1992 through May 15, 1995. The difference between the contract rate and the interest paid was deferred and bore interest at 9% per annum. In addition, any Net Cash Flow (as defined) from the property was escrowed for future capital improvements. On May 16, 1995, the note was to revert to its original terms. In addition, upon the subsequent sale of the property, the lender would have been entitled to a minority residual participation beginning at 30% and decreasing to 15% of Net Proceeds (as defined) from such sale or refinancing.

     The Partnership continued to maintain a $2,000,000 letter of credit as additional security for the lender for the modification of interest rates, repayment schedule and other terms of the original loan. The letter of credit was secured by the Partnership's investments in U.S. government obligations in an equal amount. The letter of credit was to be renewed annually until the earlier of June 15, 1995 or the date on which Operating Income (as defined) from the property equaled at least 1.2 times the original debt service for a twelve month period. In October 1992, the Partnership notified the lender of its intent not to renew the letter of credit based on the property generating sufficient Operating Income (as defined) to meet the calculation requirement described above. As a result, the lender subsequently notified the Partnership that the Partnership was in default for non-submittal of Net Cash Flow (as defined). Although the Partnership had escrowed certain amounts for 1991 and 1992, the Partnership did not believe it was in default with respect to such escrow obligations. As a result of the alleged defaults, the lender subsequently attempted to draw on the $2,000,000 letter of credit prior to the letter of credit expiring in November 1992. The Partnership obtained a temporary restraining order from the Supreme Court of the State of New York disallowing the lender from drawing on the letter of credit in consideration for the Partnership renewing the letter of credit for a period of ninety days to allow the parties to attempt to resolve their differences. In February 1993, the Partnership extended the letter of credit for an additional sixty days in a further attempt to resolve the disputes with the lender. Subsequently, in March 1993, the temporary restraining order expired. The Supreme Court of the State of New York had agreed to extend the temporary restraining order providing the Partnership post a $2,000,000 bond by April
1, 1993. The Partnership posted a $2,000,000 bond on April 1, 1993. The lender appealed this entire order. On April 29, 1993, the Partnership was notified by the Supreme Court of the State of New York that a decision was rendered in favor of the Partnership regarding the disputes surrounding the letter of credit. In late June 1993, an order was entered by the court reflecting said decision. The lender notified the Partnership that they

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



intended to appeal the order. As a result, the lender claimed that the release of the bond and the return of the letter of credit had been stayed pending the appeal. As previously reported, the Partnership was attempting to obtain an additional loan modification from the mortgage lender. Such negotiations proved to be unsuccessful and in November 1993, the Partnership transferred title to the property in full satisfaction of the Partnership's mortgage obligation. As part of the agreement to transfer title, the lender agreed to settle the litigation and agreed to the return of the Partnership's bond and letter of credit. The transfer of the Partnership's ownership interest resulted in a net gain of $6,771,760 for financial reporting purposes and a gain of $27,567,458 for Federal income tax purposes with no corresponding distributable proceeds in 1993.

          (5)  Eastridge Apartments

     In August 1990, the Partnership reached an agreement to remodify the mortgage note effective July 1, 1989 to lower both the contract rate (as defined) and interest payment rates for a thirty-six month period. The contract interest rate is based on a floating index tied to the weighted average cost of funds to members of the Federal Home Loan Bank of San Francisco, as defined, which is adjusted on the first of each month. Interest only was payable at 7.54% per annum from August 1, 1989 through July 1, 1990, at 7.78% per annum from August 1, 1990 through July 1, 1991, and at 8.29% per annum from August 1, 1991 through July 1, 1992. The difference between the contract rate and the interest paid was deferred and bore interest when added to the outstanding principal balance of the note on July 1, 1992. Thereafter, monthly installments, payable at 10.34% per annum, of principal and interest were due (amortized on a 30 year term) until maturity of the loan in March 1995. The Partnership was negotiating with the first mortgage lender regarding an additional modification or refinancing of the first mortgage loan. As of August 1992, the Partnership had been remitting debt service payments under the previously remodified terms. However, the Partnership was notified that the loan had been sold to a third party. The Partnership continued its negotiations with the new lender and reached an agreement for another modification on the existing loan. The remodification extended the maturity date to May 1, 1998 and adjusted the contract rate to 8% per annum. The remodification became effective May 1, 1993 and the Partnership is required to submit equal payments of principal and interest (amortized over approximately 22 years) until maturity when all outstanding principal and interest is due. The remodification establishes release prices for the mortgage obligation (as defined), upon execution until May 1, 1995.

          (6)  University Park Office Building

     Effective July 1989, the Partnership remodified the note such that the interest payment rate was reduced to 10% per annum for a period of two years, at which time the loan was to be due and payable. The difference between the contract rate and the interest paid is deferred and is accruing at 12.5% per annum. The Partnership exercised its option to extend the maturity date from July 1991 to July 1993, during which time interest only payments were due at a rate of 10.66% per annum.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     In April 1993, the Partnership began submitting cash flow debt service payments to the lender due to the move-out of the building's primary tenant. The Partnership's discussions with the first mortgage lender to further modify the note were unsuccessful. The Partnership transferred to the lender title to the property in January 1994. This resulted in the Partnership no longer having an ownership interest in the property, and will result in net gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1994. Payments of interest in arrears were approximately $884,000 at the date of transfer (see note 11(b)).

          (7) Gables Corporate Plaza

     The Gables venture reached an agreement to modify the long-term first mortgage note secured by Gables Corporate Plaza located in Coral Gables, Florida. Effective April 1, 1989, the contract rate was permanently lowered from 12.8% to 10.75% per annum from January 1, 1989 through December 31, 1993; interest only payments were due at a rate of 7% per annum. The difference between the interest paid and the contract rate was deferred and was accrued at the contract rate. Deferred interest is due monthly from cash flow or upon maturity of the note. From April 1, 1994 through maturity in 1996, interest only payments was due at the original contract rate.

     In addition, the Partnership agreed with the joint venture partner to defer interest payments on its second and third mortgage notes for the same five year period. The interest rate was permanently lowered for the five years from 12.9% per annum to 11.99% per annum. The Partnership also agreed with the joint venture partner to reduce the consolidated second and third mortgage notes by $230,000 and treat this amount as a capital contribution by the joint venture partner. The Partnership agreed to pay operating deficits at the property of up to $1,200,000 from January 1, 1989 through December 31, 1993.

     Gables venture had recently negotiated for an additional modification or refinancing of the first mortgage loan. Since January 1991, interest only payments were remitted at a 5% pay rate instead of the required 7% rate to the extent of available property cash flow. Negotiations with the lender were unsuccessful and the Partnership on behalf of the venture decided to not commit any significant additional amounts to the property. On May 3, 1993, the lender appointed a receiver and took possession and control of the property. In addition, the venture entered into an agreement with the lender whereby the venture would transfer title to the lender in January, 1994. During this period, the venture attempted to sell the property. The venture was unable to sell the property during the allotted time, and therefore, transferred title of the property to the lender in accordance with its previous agreement. This resulted in the venture no longer having an ownership interest and will result in net gain for financial reporting and Federal income tax purposes without any net distributable proceeds in 1994. Accordingly, the balances of the mortgage note and related accrued interest with a combined outstanding balance of approximately $24,970,000 and $20,390,000 at December 31, 1993 and at December 31, 1992, respectively, have been classified as current liabilities in the accompanying consolidated financial statements at December 31, 1993. Payments of principal and interest in arrears were approximately $944,000 at the date of transfer (see note 11(a)).
                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


          (8) Greenwood Creek II Apartments

     The Partnership was negotiating for modification of the long-term mortgage note secured by Greenwood Creek II Apartments located in Benbrook (Fort Worth), Texas. As a result of the negotiations, the Partnership made monthly debt service payments of interest only at a rate of 8% per annum between January 1989 and January 1990. In February 1990, the Partnership ceased making debt service until March 1991. The Partnership had reached an agreement in principle with the lender to submit the monthly cash flow as debt service payments beginning April 1991 while continuing to negotiate for the modification. However, the Partnership was notified that the loan had been sold to a third party. The Partnership was not successful in securing a modification. On April 6, 1993, the Partnership transferred title of the property to the lender for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance. The Partnership recognized a gain for financial reporting and recognized a gain for Federal income tax purposes in 1993 (see note 7(f)). As of the date of sale, payments of principal and interest in arrears were approximately $598,000.

          (9)  Commercial Union

     The Partnership had been unsuccessful in its attempts to obtain another primary tenant for the Commercial Union Office Building and due to the extreme softness of the Metropolitan Boston real estate market, the Partnership decided not to commit any significant additional capital to this property. Therefore, the Partnership negotiated an agreement with the second mortgage lender to realize upon its security interest in full satisfaction of the Partnership's first and second mortgage obligations. On August 15, 1991, the second mortgage lender concluded proceedings to realize upon its security interest. This resulted in the Partnership no longer having an ownership interest in the property and resulted in taxable income to the Partnership of approximately $3,200,000 with no corresponding distributable proceeds in 1991.

The Partnership recognized a gain of approximately $1,476,000 for financial reporting purposes in 1991. As a result of the second mortgage lender realizing upon its security, the litigation involving, among others, the Partnership and the building's primary tenant was settled by all parties dismissing their claims.

     (10)  Copley Place Associates

     The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowers the pay rate from 12% to 9% per annum through August 1993, and at that time, further reduces it to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and, at that time is further reduced to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance on the loan, including deferred interest, and interest paid at the applicable pay rate (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. All outstanding principal balance, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (if any, as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all capital and leasing expenditures, will be escrowed for the purpose of paying for future capital and leasing requirements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As a result of the debt modification, the property produced cash flow in 1993. This cash flow has been escrowed for future potential leasing requirements as set forth in the loan modification. The property is expected to experience a significant loss of rental income due to the expiration of a major tenant's lease. Based on this fact, the joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such remodification will be consummated. If the joint venture is unable to secure such remodification, it may decide not to commit any significant additional amounts to the property. This would result in the joint venture no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing the upcoming vacant space.

          (11)  Carrollwood Apartments

     In September 1993, the venture refinanced with a third party lender the existing underlying mortgage loan with a balance of approximately $7,200,000 payable at 12-3/4% per annum due in 1995. The new loan is in the amount of $7,455,000. The loan is payable in monthly installments of principal and interest and bears interest at 7.45% per annum for a five year period until maturity. The venture paid a prepayment penalty relating to the original mortgage of approximately $143,200 in connection with the refinancing. The Partnership recognized its share of approximately $141,700 as an extraordinary loss for financial reporting purposes. In addition, the venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture. As of the date of this report, no amounts have been withdrawn.

          (12)  Marshall's Aurora Plaza

     The long-term note secured by the Marshall's Aurora Plaza shopping center located in Aurora, Colorado reached its scheduled maturity in June 1993. The mortgage note has an outstanding balance of approximately $6,470,000 at December 31, 1993. The Partnership had been remitting debt service under the original terms of the loans. In January 1994, effective November 1993, the Partnership reached an agreement with the current lender to modify and extend the existing long-term note. The modification lowered the pay and accrual rates from 12.75% per annum to 8.375% per annum and extended the loan for a three year period to October 1996. Concurrent with the closing of the modification, the Partnership paid down the existing mortgage balance in the amount of $250,000.

          (13)  Long Beach Plaza

     The Partnership has initiated discussions with the first mortgage lender regarding a modification of the mortgage loan secured by the Long Beach Plaza located in Long Beach, California. There can be no assurance that any modification agreement will be executed. If the Partnership is unable to secure such modification, it may decide not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The Partnership has not remitted all of the scheduled debt service payments since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $35,449,000 at December 31, 1993 have been classified as current liabilities in the accompanying consolidated financial statements. As of the date of this report, payments of principal and interest in arrears are approximately $2,236,000.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale of investment properties are to be allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital account deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale of properties are to be allocated 1% to the General Partners. The remaining profits and losses will be allocated to the Limited Partners.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership. Distributions of "Net cash receipts" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provides that, subject to certain conditions, the General Partners shall receive as a distribution from the sale of a real property by the Partnership up to 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distributions being made, the Limited Partners are entitled to receive 99% of net sale and financing proceeds and the General Partners shall receive 1% until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and
(ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed). If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of sale or financing proceeds described above in an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above.


(6)  MANAGEMENT AGREEMENTS - OTHER THAN VENTURES

     The Partnership has entered into agreements for the operation and management of the investment properties. Such agreements are summarized as follows:

     The Partnership entered into an agreement with an affiliate of the seller for the operation and management of Marshall's Aurora Plaza, Aurora, Colorado for a management fee calculated at a percentage of certain types of cash income from the property.

     The Long Beach Plaza in Long Beach, California, Plaza Tower office building in Knoxville, Tennessee, the two apartment complexes known as Quail Place Apartments and Heritage Park II Apartments in Oklahoma City, Oklahoma (prior to their sales in March 1992), Greenwood Creek II Apartments in Benbrook, Texas, (prior to its sale in April 1993) Rio Cancion Apartments (prior to its sale in March 1993) and Eastridge Apartments in Tucson, Arizona, University Park office building in Sacramento, California, (prior to transferring the property to the lender in January 1994) 1001 Fourth Avenue

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Plaza office building in Seattle, Washington, (prior to transferring the property to the lender in November 1993), Sherry Lane Place office building in Dallas, Texas, Commercial Union Building in Quincy, Massachusetts (prior to the lender realizing upon its security in August 1991), Gables Corporate Plaza in Coral Gables, Florida (prior to transferring the property to the lender in January 1994), and the Bridgeport Apartments in Irving, Texas (prior to its sale in April 1992) are or were managed by an affiliate of the Corporate General Partner for a fee equal to a percentage of defined gross income from the property.


(7)  SALE OF INVESTMENT PROPERTIES

     (a)  Allied Automotive Center

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan for $19,613,121 (in cash before prorations and cost of sale).

     The sale included the adjacent undeveloped land, building and improvements owned by two other partnerships affiliated with the Corporate General Partner. The Partnership has retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities.

It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded land. The land may be purchased by the buyer after the environmental clean-up is completed. As a condition of the sale, the Partnership has agreed to conduct investigations to determine all contaminants and to conduct clean-up of any such contaminants. The Partnership was also required to indemnify the buyer from specified potential clean-up related liabilities. If the clean-up is successful, the buyer will purchase the excluded land for $682,000, the purchase price adjustment. In addition, the Partnership has reached an agreement with the previous owner of the Allied Automotive Center, who has agreed to cause such investigation and clean-up to be done at the previous owner's expense. The previous owner has also indemnified the Partnership from specified potential clean-up related liabilities. As a result of such agreements, the Partnership has offset any liability for such costs against amounts to be paid by the previous owners. The Partnership, in cooperation with the previous owner, is currently working on a plan to clean up the land. The gain associated with this Parcel, approximately $543,000, will be recognized when the closing occurs. There can be no assurance that the sale of this Parcel will be consummated.

     (b)  Heritage Park-II Apartments

     On March 26, 1992 the Partnership, through Partridge Place Limited Partnership, sold the land, related improvements, and personal property of the Heritage Park-II Apartments, located in Oklahoma City, Oklahoma for $4,326,000 (before selling costs and prorations) which was paid in cash at closing. In addition, the buyer paid to the Partnership incentive management fees of $199,960. The seller paid an outside broker's commission of $126,000 from the sales proceeds. In conjunction with the sale, the mortgage note and related accrued interest of approximately $8,173,000 was satisfied in full through a discounted payment of approximately $4,200,000. The Partnership recognized a net gain from this transaction in 1992 of approximately $2,688,000 (reflected as a loss on sale of approximately $1,285,000 and an extraordinary gain on forgiveness of indebtedness of approximately $3,973,000) for financial reporting purposes and recognized a gain of approximately $4,624,000 for Federal income tax purposes.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (c) Quail Place Apartments

     On March 26, 1992 the Partnership, through Quail Springs Limited Partnership, sold the land, related improvements, and personal property of the Quail Place Apartments, located in Oklahoma City, Oklahoma for $2,163,000 (before selling costs and prorations) which was paid in cash at closing. In addition, the buyer paid to the Partnership incentive management fees of $175,180. The seller paid an outside broker's commission of $63,000 from the sales proceeds. In conjunction with the sale, the mortgage note and related accrued interest of approximately $5,417,000 was satisfied in full through a discounted payment of approximately $2,100,000. The Partnership recognized a net gain from this transaction in 1992 of approximately $1,659,000 (reflected as a loss on sale of approximately $1,658,000 and an extraordinary gain on forgiveness of indebtedness of approximately $3,317,000) for financial reporting purposes and recognized a gain of approximately $2,879,000 for Federal income tax purposes.

     (d)  Bridgeport Apartments

     On April 2, 1992, the Partnership sold the land, related improvements and personal property of the Bridgeport Apartments, located in Irving, Texas to the existing lender for $430,000 in excess of the existing mortgage note (before closing costs and prorations) which was paid in cash at closing. As a result of the sale, the Partnership will not have any further liability or obligation under the mortgage note which had an unpaid principal balance of approximately $9,342,000 and an unpaid accrued interest balance of approximately $2,462,000 at the date of the sale. The Partnership recognized a gain in 1992 of approximately $5,076,000 for financial reporting purposes and recognized a gain of approximately $6,142,000 for Federal income tax purposes.

     (e)  Rio Cancion Apartments

     On March 31, 1993, the Partnership sold the land, related improvements, and personal property of the Rio Cancion Apartments, located in Tucson, Arizona for $13,700,000 (before selling costs and prorations) which was paid in cash at closing. In conjunction with the sale, the mortgage note and related accrued interest with a balance of approximately $12,157,000 was satisfied in full. The lender received, as its 25% minority residual participation (as defined), approximately $317,000 (see note 4(b)(3)). The Partnership received net sales proceeds of approximately $809,000. The Partnership recognized a gain from this transaction in 1993 of $2,524,958 for financial reporting purposes and recognized a gain of $7,865,633 for Federal income tax purposes in 1993.

     (f)  Greenwood Creek II Apartments

     On April 6, 1993, the Partnership transferred title to the existing lender to the land, related improvements, and personal property of the Greenwood Creek II Apartments, located in Benbrook, (Fort Worth) Texas for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance of approximately $3,747,000 (see note 4(b)(8)). The Partnership recognized a gain for financial reporting purposes in 1993 of $1,787,073 and recognized a gain of $1,823,988 for Federal income tax purposes in 1993.
                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1993, the Partnership and its consolidated ventures' principal assets are five office buildings, two shopping centers, a multi-use complex and three apartment complexes. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Apartment complex leases in effect at December 31, 1993 are generally for a term of one year or less and provide for annual rents of approximately $5,719,000.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1993:

               Shopping centers:
               Cost. . . . . . . . . . . . .  $ 51,183,724
                 Accumulated depreciation. .   (16,384,628)
                                              ------------
                                                34,799,096
                                              ------------
               Office buildings:
                 Cost. . . . . . . . . . . .         106,451,082
                 Accumulated depreciation. .   (31,940,110)
                                              ------------
                                                74,510,972
                                              ------------

               Multi-use complex:
                 Cost. . . . . . . . . . . .         285,870,905
                 Accumulated depreciation. .   (91,998,239)
                                              ------------
                                               193,872,666
                                              ------------
               Apartment complexes:
                 Cost. . . . . . . . . . . .    30,697,479
                 Accumulated depreciation. .    (9,591,974)
                                              ------------

                                                21,105,505
                                              ------------

                         Total . . . . . . .  $324,288,239
                                              ============

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Minimum lease payments receivable including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

               1994. . . . . . . . . . .   $ 43,284,626
               1995. . . . . . . . . . .     35,684,088
               1996. . . . . . . . . . .     33,052,124
               1997. . . . . . . . . . .     30,827,874
               1998. . . . . . . . . . .     28,067,260
               Thereafter. . . . . . . .     88,555,330
                                           ============

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated approximately $1,804,123, $1,464,841 and $1,010,529 for the years ended December 31, 1993, 1992 and 1991, respectively.

     (b)  As Property Lessee

     The following lease agreements have been determined to be operating leases:

     The Partnership owns the leasehold rights to the parking structure adjacent to the Long Beach, California shopping center. The lease has an initial term of 50 years which commenced in 1981 with one 49-year renewal option exercisable by a local municipal authority. The lease provides for annual rental of $745,000, which is subject to decrease based on formulas which relate to the amount of real estate taxes assessed against the shopping center and the parking structure. The rental expense for 1993, 1992 and 1991 under the above operating lease was $528,276, $538,962 and $532,653, respectively, and consisted exclusively of minimum rent.

     The Copley Place venture has leased the air rights over the Massachusetts Turnpike located beneath the Boston, Massachusetts multi-use complex. The lease has a term of 99 years which commenced in 1978. The total rent due under the terms of the air rights lease was prepaid by the seller and is being amortized over the term of the air rights lease.


(9)  TRANSACTIONS WITH AFFILIATES

     In December 1984, Urban Holdings, Inc., an affiliate of the Corporate General Partner of the Partnership, purchased all the outstanding stock of the developer (joint venture partner) and property manager of the Old Orchard shopping center and the Copley Place multi-use complex. Consequently, the developer is an affiliate of the Corporate General Partner and continues to possess all of the rights and obligations granted the developer under the terms of the respective acquisition and related agreements.

     Fees, commissions and other expenses required to be paid by the Partnership and its consolidated ventures to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                      1993          1992          1991             1993
                                                                   ----------     ---------     ---------     --------------

Property management and leasing fees . . . . . . . . . . . . . .    $3,001,759     5,042,311    5,904,944         13,670,682
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .       214,278       223,748      320,110             --
Reimbursement (at cost) for accounting services. . . . . . . . .       148,712       180,688      127,675            148,712
Reimbursement (at cost) for legal services . . . . . . . . . . .        30,381        36,411       66,522             30,381
Reimbursement (at cost) for out-of-pocket expenses . . . . . . .        45,143       210,065      210,664             --
Management fees to corporate general partner . . . . . . . . . .        --            12,715      108,075             --
Reimbursement (at cost) for out-of-pocket salary and salary related expenses relating to on-site and other costs for the Partnership
  and its investment properties. . . . . . . . . . . . . . . . .        --             --           2,823             --
                                                                    ----------    ----------   ----------         ----------

                                                                    $3,440,273     5,705,938    6,740,813         13,849,775
                                                                    ==========    ==========   ==========         ==========


/TABLE

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Payment of certain property management and leasing fees payable under the terms of the management agreements ($13,671,000, approximately $37 per $1,000 interest) at December 31, 1993 has been deferred. All amounts currently payable do not bear interest and are expected to be paid in future periods.


(10)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/NYC and its unconsolidated ventures (note 3(c)) as of and for the years ended December 31, 1993 and 1992 are as follows:

                                           1993            1992
                                       -------------  -------------

Current assets . . . . . . . . . . .   $  17,668,206     20,133,526
Current liabilities (includes $923,041,198
 and $931,654,790 of current portion
 of long-term debt at December 31, 1993
 and December 31, 1992, respectively)   (940,836,999)  (947,314,271)
                                       -------------  -------------

    Working capital (deficit). . . .    (923,168,793)  (927,180,745)
                                       -------------  -------------

Investment property, net . . . . . .     746,632,895    977,278,400
Accrued rent receivable. . . . . . .      50,369,613     58,019,584
Deferred expenses. . . . . . . . . .      11,096,044     12,358,603
Other liabilities. . . . . . . . . .    (114,381,260)  (100,815,520)
Venture partners' deficit (equity) .     156,904,193    (70,045,641)
                                       -------------  -------------

    Partnership's capital (deficit).   $ (72,547,308)   (50,385,319)
                                       =============  =============
Represented by:
  Invested capital . . . . . . . . .   $  43,728,411     43,723,411
  Cumulative net losses. . . . . . .    (106,901,970)   (84,734,981)
  Cumulative cash distributions. . .      (9,373,749)    (9,373,749)
                                       -------------  -------------

                                       $ (72,547,308)   (50,385,319)
                                       =============  =============

Total income . . . . . . . . . . . .   $ 168,002,257    177,682,092
                                       =============  =============

Expenses applicable to operating loss  $ 411,977,853    243,630,397
                                       =============  =============

Net loss . . . . . . . . . . . . . .   $(243,975,596)   (65,948,305)
                                       =============  =============

     Also, for the year ended December 31, 1991, total income was $176,041,995, expenses applicable to operating loss were $244,372,557 and the net loss was $68,330,562 for JMB/NYC and the unconsolidated ventures.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



(11)  SUBSEQUENT EVENTS

     (a)  Gables Corporate Plaza

     On January 5, 1994, the Partnership, through Gables Corporate Plaza Associates, ("the Venture") transferred title to the Gables Corporate Plaza office building as previously agreed upon in full satisfaction of the Venture's mortgage obligation. The mortgage had an outstanding balance, including accrued interest, of approximately $24,967,000. As a result of the transfer, neither the Partnership nor the Venture have an ownership interest in the property. The transfer will result in a net gain of approximately $10,524,000 for financial reporting purposes. The Partnership expects to recognize a gain of approximately $12,460,000 for Federal income tax purposes in 1994 with no corresponding distributable proceeds (see Note 4(b)(7)).

     (b)  University Park office building

     As a result of the Partnership's unsuccessful negotiations with the mortgage lender, the Partnership transferred title to the University Park office building on January 10, 1994 in full satisfaction of the Partnership's mortgage obligation. The mortgage had an outstanding balance, including accrued interest, of approximately $16,294,000. As a result of the transfer, the Partnership no longer has an ownership interest in the property. The transfer will result in a net gain of approximately $5,620,000 for financial reporting purposes and expects to recognize a gain of approximately $6,885,000 for Federal income tax purposes in 1994 with no corresponding distributable proceeds (see note 4(b)(6)).

                                                             SCHEDULE X



            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Maintenance and repairs.     $ 8,393,532      9,544,259      7,728,419

Depreciation . . . . . .      18,343,123     19,490,916     20,391,223

Amortization . . . . . .       2,410,540      1,671,011        284,201

Taxes:
   Real estate . . . . .      11,372,379     11,077,556     11,645,018
   Other . . . . . . . .          87,928         20,786        162,829

Advertising. . . . . . .         441,742        533,259        729,591
                            ============   ============   ============

                                                                                                                       SCHEDULE XI
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993
                                                                           COSTS
                                                                        CAPITALIZED
                                              INITIAL COST TO          SUBSEQUENT TO           GROSS AMOUNT AT WHICH CARRIED
                                              PARTNERSHIP (a)           ACQUISITION                AT CLOSE OF PERIOD (b)
                                         --------------------------    -------------    ------------------------------------------
                                         LAND AND       BUILDINGS          LAND           LAND AND      BUILDINGS
                                         LEASEHOLD        AND          BUILDINGS AND     LEASEHOLD         AND
DESCRIPTION             ENCUMBRANCE      INTEREST      IMPROVEMENTS    IMPROVEMENTS       INTEREST     IMPROVEMENTS      TOTAL(m)
- -----------             -----------     -----------    ------------   --------------     ----------    ------------     ----------
APARTMENT BUILDINGS:
 Irving, Texas (j) . . .$     --          1,746,622       7,886,542      (9,633,164)         --              --             --
 Tucson, Arizona (k) . .      --          1,935,049      13,129,268     (15,064,317)         --              --             --
 Oklahoma City, Oklahoma
  (e)(i) . . . . . . . .      --            779,748       4,370,567      (5,150,315)         --              --             --
 Oklahoma City, Oklahoma
  (e)(i) . . . . . . . .      --            745,101       6,844,687      (7,589,788)         --              --             --
 Tampa, Florida(e) . . .  7,400,309       1,092,010       7,408,618          221,691      1,092,010       7,630,309      8,722,319
 Tucson, Arizona(e). . .  9,752,617       1,673,067       8,429,627          263,131      1,673,067       8,692,758     10,365,825
 Fort Worth, Texas (l) .     --             804,874       4,037,342      (4,842,216)         --              --             --
 Jacksonville, Florida(e)10,840,261       1,905,940       9,664,038          39,357       1,815,262       9,794,073     11,609,335
OFFICE BUILDINGS:
 Seattle, Washington(d).     --          10,198,309     111,051,956    (121,250,265)         --              --             --
 Knoxville, Tennessee(f) 18,160,291          --          28,884,725       3,910,724       1,508,417      31,287,032     32,795,449
 Coral Gables, Florida(e)24,967,836       2,884,661      15,864,501       1,929,703       2,884,661      17,794,204     20,678,865
 Dallas, Texas(e). . . . 40,498,538       7,902,979      35,029,347      (5,072,944)      6,198,484      31,660,898     37,859,382
 Sacramento, California. 16,294,125       1,508,526      11,907,858       1,561,876       1,508,526      13,469,734     14,978,260
 Quincy, Massachusetts(h)    --           2,033,367      17,404,970     (19,438,337)         --              --             --
 Southfield, Michigan(g)     --           1,715,373          --          (1,576,247)        139,126          --            139,126
SHOPPING CENTERS:
 Long Beach, California. 34,652,141       3,801,066      42,765,277      (4,215,322)      3,376,877      38,974,144     42,351,021
 Aurora, Colorado. . . .  6,468,313       2,035,721       6,674,891         122,091       2,035,721       6,796,982      8,832,703
MULTI-USE COMPLEX:
 Boston, Massachusetts
  (c)(e) . . . . . . . .285,934,096       4,769,913     271,584,219       9,516,773       4,769,912     281,100,993    285,870,905
                       ------------     -----------     -----------     -----------     -----------     -----------    -----------

     Total . . . . . . .$454,968,527     47,532,326     602,938,433    (176,267,569)     27,002,063     447,201,127    474,203,190
                       ============     ===========     ===========     ===========     ===========     ===========    ===========
/TABLE

                                                                                                           SCHEDULE XI - CONTINUED
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993

                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATION         REAL ESTATE
DESCRIPTION                                    DEPRECIATION(n)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
- -----------                                   ----------------       ------------    ----------   ---------------      -----------
APARTMENT BUILDINGS:
 Irving, Texas (j) . . . . . . . . . . . . .       $    --               1983           9/30/83        5-30 years           --
 Tucson, Arizona (k) . . . . . . . . . . . .            --               1983           8/18/83        5-30 years          45,125
 Oklahoma City, Oklahoma
  (e)(i) . . . . . . . . . . . . . . . . . .            --               1983            7/1/83        5-30 years           --
 Oklahoma City, Oklahoma
  (e)(i) . . . . . . . . . . . . . . . . . .            --               1984            7/1/83        5-30 years           --
 Tampa, Florida(e) . . . . . . . . . . . . .         2,871,053           1984          12/16/83        5-30 years         207,021
 Tucson, Arizona(e). . . . . . . . . . . . .         3,446,759           1984           8/23/83        5-30 years         142,144
 Fort Worth, Texas (l) . . . . . . . . . . .            --               1984           3/30/84        5-30 years           --
 Jacksonville, Florida(e). . . . . . . . . .         3,274,162           1985           10/9/84        5-30 years         213,469
OFFICE BUILDINGS:
 Seattle, Washington(d). . . . . . . . . . .            --               1969            9/1/83        5-30 years         758,739
 Knoxville, Tennessee(f) . . . . . . . . . .        10,206,630           1979          10/26/83        5-30 years         895,382
 Coral Gables, Florida(e). . . . . . . . . .         6,234,925           1983          11/15/83        5-30 years         152,654
 Dallas, Texas(e). . . . . . . . . . . . . .        11,204,248           1983           12/1/83        5-30 years         517,699
 Sacramento, California. . . . . . . . . . .         4,294,307           1981           1/16/84        5-30 years         134,537
 Quincy, Massachusetts(h). . . . . . . . . .            --               1981           3/12/84        5-30 years           --
 Southfield, Michigan(g) . . . . . . . . . .            --               1974           3/30/84        5-30 years            (778)
SHOPPING CENTERS:
 Long Beach, California. . . . . . . . . . .        13,936,858           1982           6/22/83        5-30 years         945,986
 Aurora, Colorado. . . . . . . . . . . . . .         2,447,770           1982            4/1/83        5-30 years         108,019
MULTI-USE COMPLEX:
 Boston, Massachusetts
  (c)(e) . . . . . . . . . . . . . . . . . .        91,998,239           1983            9/1/83        5-30 years       7,252,382
                                                  ------------                                                        -----------

     Total . . . . . . . . . . . . . . . . .      $149,914,951                                                         11,372,379
                                                  ============                                                        ===========

                                                                                                           SCHEDULE XI - CONTINUED
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993



- ---------------
Notes:
       (a) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (b) The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately
$98,358,000.

       (c) Property operated under air rights; see Note 8(b).

       (d) Purchase price subject to adjustment.  Property recorded a provision for value impairment in 1992.  The Partnership transferred title of the property to the lender in November 1993.

       (e) Properties owned and operated by joint ventures; see Note 3.

       (f) The Partnership purchased the land underlying Plaza Tower office building in December 1985.

       (g) Property sold except for a 1.9 acre parcel; see Note 7(a).

       (h) Property recorded a provision for value impairment in 1990; Lender realized upon its security and took title to property August 1991, see Note 4(b)(9).

       (i) Property sold March 1992; see Note 7.

       (j) Property sold April 1992; see Note 7.

       (k) Property sold March 1993.

       (l) Property sold April 1993.

/TABLE

                                                                                                           SCHEDULE XI - CONTINUED
                                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         DECEMBER 31, 1993

                                                         1993               1992                1991
                                                     -------------      -------------      -------------

(m)   Reconciliation of real estate carrying costs:

      Balance at beginning of period . . . . . . .    $627,815,579        650,806,083        664,568,420
      Additions during period. . . . . . . . . . .       3,188,425          6,144,928          3,741,972
      Reductions during period . . . . . . . . . .    (156,800,814)       (29,135,432)       (17,504,309)
                                                      ------------       ------------       ------------

      Balance at end of period . . . . . . . . . .    $474,203,190        627,815,579        650,806,083
                                                      ============       ============       ============


(n)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .    $178,425,639        165,375,392        149,274,120
      Depreciation expense . . . . . . . . . . . .      18,343,123         19,490,916         20,391,223
      Reductions during period . . . . . . . . . .     (46,853,811)        (6,440,669)        (4,289,951)
                                                      ------------       ------------       ------------

      Balance at end of period . . . . . . . . . .    $149,914,951        178,425,639        165,375,392
                                                      ============       ============       ============

/TABLE

                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII:

     We have audited the combined financial statements of JMB/NYC Office Building Associates, L.P. (JMB/NYC) and unconsolidated ventures as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These combined financial statements and financial statement schedules are the responsibility of the General Partners of Carlyle Real Estate Limited Partnership-XIII (the Partnership). Our responsibility is to report on these combined financial statements and financial statement schedules based on the results of our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

     In our opinion, the 1992 and 1991 combined financial statements referred to above present fairly, in all material respects, the financial position of JMB/NYC and unconsolidated ventures as of December 31, 1992, and the results of their operations and their cash flows for the years ended December 31, 1992 and 1991, in conformity with generally accepted accounting principles. Also in our opinion, the related 1992 and 1991 financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 3 of the Partnership's notes to the financial statements incorporated by reference in Note 2 of the combined financial statements, JMB/NYC is in dispute with the unaffiliated partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all the real estate owned through JMB/NYC's joint ventures. JMB/NYC believes that, for purposes of calculating cash flow deficits and for financial reporting purposes, the joint venture agreements for JMB/NYC's real estate joint ventures require interest to be computed at an effective rate of 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum) plus any excess monthly Net Cash Flow of the real estate owned through JMB/NYC's joint ventures, such sum not to exceed 12-3/4% per annum. The unaffiliated partners in the real estate joint ventures contend that a 12-3/4% per annum interest rate applies. The disputed interest aggregated $20,521,000 at December 31, 1993. The ultimate outcome of the dispute cannot presently be determined. Accordingly, the disputed interest has not been included in mortgage and other interest for 1993 in the accompanying combined financial statements.

     The accompanying combined financial statements and financial statement schedules have been prepared assuming that JMB/NYC and the unconsolidated ventures will continue as going concerns. As discussed in Note 3 of the Partnership's notes to financial statements, incorporated by reference in Note 2 of the combined financial statements, certain of the unconsolidated ventures

                                                            (Continued)


have suffered recurring losses from operations and expect to incur cash flow deficits in the future. Such deficits may be impacted by the resolution of the dispute referred to above. JMB/NYC's interest in each of the ventures is pledged to secure its obligations under the joint venture agreements, including its obligations to fund possible cash flow deficits incurred by the real estate ventures commencing July 1, 1993. There can be no assurance that either the unaffiliated venture partners or JMB/NYC will be able to fund possible cash flow deficits in the future. Also, as described in Note 3, during 1992, the holder of the first mortgage loan alleged certain technical defaults under the loan agreements. Such defaults are currently being disputed by the unaffiliated venture partners. These circumstances raise substantial doubt about JMB/NYC and the unconsolidated ventures' ability to continue as going concerns. The General Partners' plans in regard to these matters are also described in Note 3 of the Partnership's Notes to the Financial Statements. The combined financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

     Because of the effects on the combined financial statements and financial statement schedules of such adjustments, if any, as might have been required had the outcome of the uncertainties described in the preceding two paragraphs been known, we are unable to, and do not express, an opinion on the accompanying 1993 combined financial statements and financial statement schedules.








                                 KPMG PEAT MARWICK
Chicago, Illinois
March 28, 1994

                                                       JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                                    AND UNCONSOLIDATED VENTURES

                                                      COMBINED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992


                                                              ASSETS
                                                              ------
                                                                                                      1993              1992
                                                                                                 --------------    --------------
Current assets:
  Cash (including amounts held by property managers) . . . . . . . . . . . . . . . . . . . . .   $      839,552         4,868,371
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,638,258             --
  Rents and other receivables (net of allowance for doubtful accounts of $5,777,252 for 1993
    and $1,900,622 for 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,985,810         2,279,185
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          457,098           254,034
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,508,043         1,483,549
  Tenant notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          239,445           478,327
  Due from affiliates (net of allowance for uncollectibility of $11,946,284
    at December 31, 1993) (note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           10,770,060
                                                                                                 --------------    --------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,668,206        20,133,526
                                                                                                 --------------    --------------

Investment properties, at cost (notes 1, 2 and 3) -- Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      168,798,314       183,979,962
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      954,150,721     1,132,409,431
                                                                                                 --------------    --------------

                                                                                                  1,122,949,035     1,316,389,393
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      376,316,140       339,110,993
                                                                                                 --------------    --------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . .      746,632,895       977,278,400
                                                                                                 --------------    --------------

Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       50,369,613        58,019,584
Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,096,044        12,358,603
                                                                                                 --------------    --------------

                                                                                                 $  825,766,758     1,067,790,113
                                                                                                 ==============    ==============
                                              JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                                    AND UNCONSOLIDATED VENTURES

                                                COMBINED BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                      1993              1992
                                                                                                 --------------    --------------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . . . . . . . .   $  923,041,198       931,654,790
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,492,409         4,789,399
  Tenant allowances payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,369,373         3,553,916
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,384,407         5,434,655
  Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,979,375         1,881,511
  Interest payable to the O&Y affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,570,237             --
                                                                                                 --------------    --------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      940,836,999       947,314,271
Notes payable (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,158,225        34,158,225
Deferred interest payable (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       78,605,523        65,173,746
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,617,512         1,483,549
                                                                                                 --------------    --------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,055,218,259     1,048,129,791
Partners' capital accounts (note 2):
  Carlyle-XIII:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,728,411        43,723,411
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (106,901,970)      (84,734,981)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,373,749)       (9,373,749)
                                                                                                 --------------    --------------
                                                                                                    (72,547,308)      (50,385,319)
                                                                                                 --------------    --------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      608,381,190       607,265,180
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (683,400,633)     (461,592,026)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (81,884,750)      (75,627,513)
                                                                                                 --------------    --------------
                                                                                                   (156,904,193)       70,045,641
                                                                                                 --------------    --------------
          Total partners' capital accounts (deficit) . . . . . . . . . . . . . . . . . . . . .     (229,451,501)       19,660,322
                                                                                                 --------------    --------------
Commitments and contingencies (notes 1 and 2)
                                                                                                 $  825,766,758     1,067,790,113
                                                                                                 ==============    ==============

                                     See accompanying notes to combined financial statements.
/TABLE

                                                       JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                                    AND UNCONSOLIDATED VENTURES

                                                 COMBINED STATEMENTS OF OPERATIONS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Income:
 Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 167,820,507     177,499,667      175,864,368
 Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         181,750         182,425          177,627
                                                                                   -------------    ------------     ------------

                                                                                     168,002,257     177,682,092      176,041,995
                                                                                   -------------    ------------     ------------

Expenses - Schedule X:
 Mortgage and other interest (note 3). . . . . . . . . . . . . . . . . . . . . .      86,030,245      78,390,256      130,655,792
 Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,102,045      41,410,478       41,696,115
 Property operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      66,232,722      67,994,678       67,030,647
 Professional services . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,314,088       1,286,443          664,560
 Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . .       2,173,860       2,321,741        2,236,756
 Provision for value impairment (note 1) . . . . . . . . . . . . . . . . . . . .     192,627,560      51,423,084            --
 Provision for doubtful accounts (note 2). . . . . . . . . . . . . . . . . . . .      23,497,333         803,717        2,088,687
                                                                                   -------------    ------------     ------------

                                                                                     411,977,853     243,630,397      244,372,557
                                                                                   -------------    ------------     ------------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(243,975,596)    (65,948,305)     (68,330,562)
                                                                                   =============    ============     ============













                                     See accompanying notes to combined financial statements.
/TABLE

                                             JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                                    AND UNCONSOLIDATED VENTURES

                                    COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                            CARLYLE REAL
                                                                                           ESTATE LIMITED             VENTURE
                                                                                          PARTNERSHIP-XIII           PARTNERS
                                                                                          -----------------       ---------------

Balance at December 31, 1990 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (28,606,693)           161,273,005
Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,000             44,226,669
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,323,342)           (56,007,219)
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,375,000)           (11,762,000)
                                                                                             -------------           ------------

Balance at December 31, 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (43,296,035)           137,730,455

Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              35,000             15,139,959
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,124,284)           (58,824,021)
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                (24,000,752)
                                                                                             -------------           ------------

Balance at December 31, 1992 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (50,385,319)            70,045,641

Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,000              1,116,010
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (22,166,989)          (221,808,607)
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                (6,257,237)
                                                                                             -------------           ------------

Balance at December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (72,547,308)          (156,904,193)
                                                                                             =============           ============








                                      See accompanying notes to combined financial statements
/TABLE

                                                       JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                                    AND UNCONSOLIDATED VENTURES

                                                 COMBINED STATEMENTS OF CASH FLOWS

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(243,975,596)    (65,948,305)     (68,330,562)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,102,045      41,410,478       41,696,115
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .       2,173,860       2,321,741        2,236,756
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . .     192,627,560      51,423,084            --
    Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . .      23,497,333         803,717        2,088,687
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .      (4,583,255)       (192,043)         364,238
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (203,064)        (35,972)         181,322
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (24,494)        (11,376)          23,287
    Tenant notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .         238,882        (164,720)         147,224
    Due from the O&Y affiliates. . . . . . . . . . . . . . . . . . . . . . . . .           --               --            705,251
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .         (24,448)        152,092       (5,730,142)
    Interest payable to the O&Y affiliates . . . . . . . . . . . . . . . . . . .       4,570,237      (1,171,214)         307,929
    Accounts payable and other accrued expenses. . . . . . . . . . . . . . . . .      (1,296,990)        621,288       (1,876,251)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (50,248)     (4,545,929)         (73,026)
    Unearned rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          97,864      (1,869,845)         197,097
    Deferred interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .      13,431,777      11,831,860       10,422,516
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         133,963          11,376          (23,287)
                                                                                    ------------    ------------     ------------

         Net cash provided by (used in) operating activities . . . . . . . . . .      25,715,426      34,636,232      (17,662,846)
                                                                                    ------------    ------------     ------------

Cash flows from investing activities:
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,638,258)          --               --
  Additions to investment properties, net of tenant allowances
    payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,785,586)     (1,709,278)      (6,463,169)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .      (1,394,358)       (943,675)        (947,528)
                                                                                    ------------    ------------     ------------

         Net cash used in investing activities . . . . . . . . . . . . . . . . .     (14,818,202)     (2,652,953)      (7,410,697)
                                                                                    ------------    ------------     ------------

                                                       JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                                    AND UNCONSOLIDATED VENTURES

                                           COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------

Cash flows from financing activities:
  Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,121,010      15,174,959       44,235,669
  Advances to O&Y affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,176,224)    (10,770,060)           --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .      (8,613,592)     (7,694,263)      (6,873,039)
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,257,237)    (24,000,752)     (14,137,000)
                                                                                    ------------    ------------     ------------

         Net cash provided by (used in) financing activities . . . . . . . . . .     (14,926,043)    (27,290,116)      23,225,630
                                                                                    ------------    ------------     ------------

         Net increase (decrease) in cash and
           cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (4,028,819)      4,693,163       (1,847,913)
                                                                                    ============    ============     ============


Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . .    $ 68,078,479      71,104,325      120,306,302
    Non-cash investing and financing activities:
        Retirement of investment property. . . . . . . . . . . . . . . . . . . .    $  1,896,898           --           1,494,965
                                                                                    ============    ============     ============















                                     See accompanying notes to combined financial statements.
/TABLE

                      JMB/NYC OFFICE BUILDING ASSOCIATES
                      AND UNCONSOLIDATED VENTURES

                NOTES TO COMBINED FINANCIAL STATEMENTS

                   DECEMBER 31, 1993, 1992 AND 1991


(1)  BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. The entities included in the combined financial statements are as follows:

  JMB/NYC Office Building Associates ("JMB/NYC") (a)
  - 237 Park Avenue Associates (b)}
  - 1290 Associates (b)          } - (together "Three Joint Ventures")
  - 2 Broadway Associates and    }
      2 Broadway Land Company (b)}

(a) The Partnership owns an indirect ownership interest in this unconsolidated venture through Carlyle-XIII Associates, L.P., an unconsolidated venture.

(b) The Partnership owns an indirect ownership interest in these joint ventures through JMB/NYC an unconsolidated venture.

For purposes of preparing the combined financial statements, the effect of all transactions between JMB/NYC and the Three Joint Ventures has been eliminated.

     The records of JMB/NYC and the Three Joint Ventures (the "Combined Ventures") are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying combined financial statements have been prepared from such records after making appropriate adjustments to present the Three Joint Ventures' accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of the Three Joint Ventures.

     Statement of Financial Accounting Standards No. 95 requires the Combined Ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement.

     In conjunction with the negotiations with representatives of the first mortgage lender regarding a loan restructure, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate-interest bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Such reserved amounts, aggregating approximately $11,638,000, are classified as restricted funds in the accompanying combined balance sheet.

     As more fully discussed in Note 3(c) of Carlyle-XIII's financial statements filed with this annual report, due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and due to discussions with the O&Y affiliates regarding the reallocation of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2 Broadway venture has made a provision for value impairment on such investment property of $192,627,560. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest.

                      JMB/NYC OFFICE BUILDING ASSOCIATES
                      AND UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


     In response to persistent operating deficits and vacancy levels at the 2 Broadway Building and due to the uncertainty of the 2 Broadway joint ventures' ability to recover the net carrying value of the investment property through future operations and sale, the 2 Broadway joint ventures made a provision for value impairment on such investment property of $38,689,928. Such provision at December 31, 1990 was recorded to effectively reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing allocated to the joint ventures and their property and was allocated to the unaffiliated venture partners in accordance with the terms of the venture agreement (see notes 3 and 5).

     Due to the uncertainty of the 1290 Associates venture's ability to recover the net carrying value of the 1290 Avenue of the Americas Building through future operations and sale, the 1290 Associates venture made a provision for value impairment on such investment property of $51,423,084. Such provision at September 30, 1992 was recorded to effectively reduce the net carrying value of the investment property and the related deferred expenses to the then outstanding balance of the related non-recourse financing allocated to the joint venture and its property. This provision was allocated to the unaffiliated venture partners in accordance with the terms of the venture agreement (see notes 3 and 5).

     Prior to their agreement with the underlying first mortgage lender, which became effective January 1, 1993, the Olympia & York affiliates borrowed cash generated from the Three Joint Ventures aggregating $11,946,284 and $10,770,060, respectively at December 31, 1993 and 1992. Due to the financial difficulties of O & Y and its affiliates, as more fully discussed in Note 3(c) of Carlyle XIII filed with this annual report, and the resulting uncertainty of collectibility of these amounts from the Olympia & York affiliates, JMB/NYC has recorded a provision for doubtful accounts at December 31, 1993 for the full receivable amount ($11,946,285) at December 31, 1993, which is reflected in the accompanying combined financial statements.

      Due to the uncertainty of collectibility of amounts due from certain tenants at the Three Joint Venture investment properties, a provision for doubtful accounts of $11,551,048, $803,717 and $2,088,687 at December 31,
1993, 1992 and 1991, respectively, is reflected in the accompanying combined financial statements. The provision recorded at December 31, 1993 includes approximately $7,659,000 of past due and future rents (included in accrued rents receivable in the accompanying combined financial statements) from John Blair & Co., a major lessee at the 1290 Avenue of the Americas building, due to a filing of Chapter XI bankruptcy by the tenant.

     Deferred expenses are comprised of leasing and renting costs which are amortized using the straight-line method over the terms of the related leases.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     Although certain leases of the Three Joint Ventures' investment properties provide for tenant occupancy during periods for which no rent is due, the ventures accrue prorated rental income for the full period of occupancy. In addition, although certain leases provide for step increases in rent during the lease term, the ventures recognize the total rent due on a straight-line basis over the entire lease. Such amounts are reflected in accrued rents receivable in the accompanying combined balance sheets. Straight-line rental income (reduction) was $24,448, $(152,092) and $5,730,142 for the years ended December 31, 1993, 1992 and 1991, respectively.

                      JMB/NYC OFFICE BUILDING ASSOCIATES
                      AND UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED



     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. An affiliate of the joint venture partners perform certain maintenance and repair work and construction of certain tenant improvements at the investment properties.

     Certain amounts in the 1992 and 1991 combined financial statements have been reclassified to conform with the 1993 presentation.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150,000,000 at December 31, 1993 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Combined Ventures believe the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. SFAS 107 states that quoted market prices are the best evidence of the SFAS 107 value of financial instruments, even for instruments traded only in thin markets. The first mortgage loan is evidenced by certain bonds which are traded in extremely thin markets. As of December 31, 1993 and through the date of this report, a limited number of bonds have been sold and purchased in transactions arranged by brokers for amounts ranging from approximately $.60 to $.70 on the dollar. Assuming a rate of $.60 on the dollar, the implied SFAS 107 value of the bonds (with an aggregate carrying balance of $923,041,198, in the accompanying Combined Financial Statements) would be approximately $554,000,000. Due to the significant discount at which the bonds are currently trading, the SFAS 107 value of the promissory notes payable and related deferred interest (aggregating $112,763,748) would be at a discount significantly greater than that at which the bonds are currently traded. Due to, among other things, the likely inability to obtain comparable financing under current market conditions and other property specific competitive conditions, and due to the disputes with the venture partner including the alleged defaults on the first mortgage loan, the Combined Ventures would likely be unable to refinance these properties to obtain such calculated debt amounts reported (see notes 3 and 5). The Combined Ventures have no other significant financial instruments.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements is contained in Note 3(c) of Notes to Financial Statements filed with this annual report. Such note is incorporated herein by reference.


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1993 and 1992:

                                                  1993        1992
                                              ------------------------
First mortgage loan bearing interest at the short-term U.S. Treasury obligation note rate plus 1-3/4% with a minimum rate on the loan of 7% per annum; allocated among and cross-collaterally secured by the 237 Park Avenue

                     JMB/NYC OFFICE BUILDING ASSOCIATES
                      AND UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED



                                                  1993        1992
                                              ------------------------

 Building, 1290 Avenue of the Americas Building,
 2 Broadway Land and 2 Broadway Building;
 payments of principal and interest based upon
 a 30-year amortization schedule are due monthly,
 however, commencing on a date six months
 following the attainment of a certain level
 of annualized cash flow, any interest in
 excess of 12% per annum may be accrued, to the
 extent that monthly cash flow is insufficient
 to pay the full monthly debt service, by
 adding such deferred amount to the outstanding
 balance of the loan; the loan is in non-monetary
 default at December 31, 1992 and 1993 (Reference
 is made to Note 3(c) of Notes to Carlyle Real
 Estate Limited Partnership-XIII Financial
 Statements filed with this annual report as
 to the calculation of interest rate with
 reference to this first mortgage loan);
 the stated maturity of principal of
 $857,784,000 and accrued interest is
 March 1999. . . . . . . . . . . . . . . . .  $923,041,198 931,654,790

  Less current portion of long-term debt . .   923,041,198 931,654,790
                                              ------------ -----------
          Total long-term debt . . . . . . .  $      --         --
                                              ============ ===========

     The allocation of the first mortgage loan among the joint ventures is as follows (which is non-recourse to the joint ventures) (see note 1):

                                              1993         1992
                                          ------------ ------------

       237 Park Avenue Associates. . .    $214,107,494  216,105,492
       1290 Avenue Associates. . . . .     453,194,197  457,423,293
       2 Broadway Land Company . . . .      17,842,291   18,008,791
       2 Broadway Associates . . . . .     237,897,216  240,117,214
                                          ------------ ------------

                                          $923,041,198  931,654,790
                                          ============ ============


(4)  LEASES

     At December 31, 1993, the properties in the combined group consisted of three office buildings. All leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. Affiliates of the joint venture partners have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market. During 1993 and 1992, 2 Broadway Associates collected $4,781,158 and $6,069,444 of a total $13,340,601 bankruptcy claim against Drexel Burnham Lambert, a former tenant of the 2 Broadway Building and is included in rental income in the 1993 and 1992 accompanying combined income statement. All remaining claims against Drexel Burnham Lambert were sold during 1993.

                      JMB/NYC OFFICE BUILDING ASSOCIATES
                      AND UNCONSOLIDATED VENTURES

          NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:


                   1994. . . . . . . .$ 92,366,352
                   1995. . . . . . . .  83,462,935
                   1996. . . . . . . .  74,169,081
                   1997. . . . . . . .  69,897,639
                   1988. . . . . . . .  66,432,323
                   Thereafter. . . . . 324,714,863
                                      ------------

                                      $711,043,193
                                      ============


(5)  NOTES PAYABLE

     Notes payable consist of the following at December 31, 1993 and 1992:

                                                   1993        1992
                                               -----------------------
Promissory notes payable to an affiliate of
 the unaffiliated venture partners in the
 Three Joint Ventures, bearing interest at
 12.75% per annum; cross-collaterally secured
 by JMB/NYC's interest in the Three Joint
 Ventures one of which is additionally secured
 by $19,000,000 of distributable proceeds from
 two of the Three Joint Ventures; interest
 accrues and is deferred, compounded monthly,
 until December 31, 1991; monthly payments of
 accrued interest, based upon the level of
 distributions to JMB/NYC, thereafter until
 maturity; principal and accrued interest
 due March 20, 1999.  Accrued deferred
 interest of $78,605,523 and $65,173,746
 is outstanding at December 31, 1993
 and 1992, respectively. . . . . . . . . . . .  $34,158,225 34,158,225
                                                ----------- ----------
     Less current portion of notes payable . .       --          --
                                                ----------- ----------

     Long-term notes payable . . . . . . . . .  $34,158,225 34,158,225
                                                =========== ==========


     The allocation of the promissory notes and related deferred interest among the joint ventures is as follows:

                                                    1993       1992
                                                ----------------------

     237 Park Avenue Associates. . . . . . . . $ 14,902,454 13,127,359
     1290 Associates . . . . . . . . . . . . .   32,214,484 28,377,278
     2 Broadway Land Company . . . . . . . . .    2,877,196  2,534,480
     2 Broadway Associates . . . . . . . . . .   62,769,614 55,292,854
                                               -----------------------

                                               $112,763,748 99,331,971
                                               =======================

                                                             SCHEDULE X
                  JMB/NYC OFFICE BUILDING ASSOCIATES
                      AND UNCONSOLIDATED VENTURES

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                CHARGED TO COSTS AND EXPENSES
                        ----------------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Depreciation . . . . . .     $39,102,045     41,410,478     41,696,115

Amortization . . . . . .       2,173,860      2,321,741      2,236,756

Real estate taxes. . . .      39,589,367     40,609,489     38,358,812

Repairs and maintenance.       8,954,975      9,441,699     10,892,232
                             ===========     ==========    ===========

                                                                                                                       SCHEDULE XI
                                                       JMB/NYC OFFICE BUILDING ASSOCIATES
                                                    AND UNCONSOLIDATED VENTURES
                                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1993


                                                                           COSTS
                                                                        CAPITALIZED
                                              INITIAL COST TO          SUBSEQUENT TO             GROSS AMOUNT AT WHICH CARRIED
                                         UNCONSOLIDATED VENTURES(A)   TO ACQUISITION                 AT CLOSE OF PERIOD (B)
                                         --------------------------   --------------        --------------------------------------
                                                        BUILDINGS                                       BUILDINGS
                                                          AND         BUILDINGS AND                        AND
DESCRIPTION          ENCUMBRANCE(C)        LAND        IMPROVEMENTS   IMPROVEMENTS          LAND       IMPROVEMENTS      TOTAL (E)
- -----------          --------------     -----------    ------------   --------------     ----------    ------------     ----------
OFFICE BUILDINGS:
 New York, New York
  (237 Park Avenue).   $214,107,494      79,653,996     226,634,894       1,208,552      79,653,996     227,843,446    307,497,442
 New York, New York
  (1290 Avenue of
  the Americas). . .    453,194,197      90,952,993     556,434,718      (9,814,514)     84,285,719     553,287,478    637,573,197
 New York, New York
  (2 Broadway) . . .    255,739,507      26,421,677     378,445,199    (226,988,480)      4,858,599     173,019,797    177,878,396
                       ------------     -----------   -------------    ------------     -----------   -------------  -------------

    Total. . . . . .   $923,041,198     197,028,666   1,161,514,811    (235,594,442)    168,798,314     954,150,721  1,122,949,035
                       ============     ===========   =============    ============     ===========   =============  =============
/TABLE

                                                                                                           SCHEDULE XI - CONTINUED
                                                       JMB/NYC OFFICE BUILDING ASSOCIATES
                                                    AND UNCONSOLIDATED VENTURES

                                            SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                                                    LIFE ON WHICH
                                                                                                    DEPRECIATION
                                                                                                     IN LATEST
                                                                                                    STATEMENT OF           1993
                                                ACCUMULATED             DATE OF         DATE         OPERATION         REAL ESTATE
DESCRIPTION                                    DEPRECIATION(F)       CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
- -----------                                   ----------------       ------------    ----------   ---------------      -----------
OFFICE BUILDINGS:
 New York, New York
  (237 Park Avenue). . . . . . . . . . . . .      $ 70,997,283           1981           8/14/84        5-30 years       10,356,858
 New York, New York
  (1290 Avenue of the Americas). . . . . . .       188,932,678           1963           7/27/84        5-30 years       19,040,331
 New York, New York
  (2 Broadway) . . . . . . . . . . . . . . .       116,386,179           1959           8/14/84        5-30 years       10,192,178
                                                  ------------                                                          ----------
    Total. . . . . . . . . . . . . . . . . .      $376,316,140                                                          39,589,367
                                                  ============                                                          ==========


- -----------------
Notes:
     (A)  The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately
$1,361,603,548 (see Note 1 of Notes to Combined Financial Statements).
     (C)  Reference is made to Note 5 of Combined Financial Statements for the current outstanding principal balances and a description of the notes payable secured by JMB/NYC's interests in the Three Joint Ventures which are not included in the amounts stated above.
     (D)  Includes provision for value impairment at 2 Broadway of $192,144,503 recorded December 31, 1993, 1290 Avenue of the Americas of $50,446,010 recorded September 30, 1992 and 2 Broadway of $38,689,928 recorded December 31, 1990.  See Note 1 of Notes to Combined Financial Statements for further discussion.

/TABLE

                                                                                                           SCHEDULE XI - CONTINUED
                                                       JMB/NYC OFFICE BUILDING ASSOCIATES
                                                    AND UNCONSOLIDATED VENTURES

                                            SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                           YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


     (E)  Reconciliation of real estate owned:
                                                         1993               1992                1991
                                                    --------------     --------------      -------------

      Balance at beginning of period . . . . . . .  $1,316,389,393      1,366,280,363      1,365,517,662
      Additions during period. . . . . . . . . . .         601,043            555,040          2,257,666
      Provision for value impairment . . . . . . .    (192,144,503)       (50,446,010)             --
      Retirements during period. . . . . . . . . .      (1,896,898)             --            (1,494,965)
                                                    --------------      -------------      -------------
      Balance at end of period . . . . . . . . . .  $1,122,949,035      1,316,389,393      1,366,280,363
                                                    ==============      =============      =============


     (F)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .  $  339,110,993        297,700,515        257,499,365
      Depreciation expense . . . . . . . . . . . .      39,102,045         41,410,478         41,696,115
      Retirements during period. . . . . . . . . .      (1,896,898)             --            (1,494,965)
                                                    --------------      -------------      -------------

      Balance at end of period . . . . . . . . . .  $  376,316,140        339,110,993        297,700,515
                                                    ==============      =============      =============


/TABLE

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants during fiscal year 1993 and 1992.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XIII L.P., an Illinois Limited Partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Corporate General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 12-18 of the Prospectus, of which description is hereby incorporated herein by reference to
Exhibit 28-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 30, 1993.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                          SERVED IN
NAME                         OFFICE                       OFFICE SINCE
- ----                         ------                       ------------

Judd D. Malkin               Chairman                       5/03/71
                             Director                       5/03/71
Neil G. Bluhm                President                      5/03/71
                             Director                       5/03/71
Jerome J. Claeys III         Director                       5/09/88
Burton E. Glazov             Director                       7/01/71
Stuart C. Nathan             Executive Vice President       5/08/79
                             Director                       3/14/73
A. Lee Sacks                 Director                       5/09/88
John G. Schreiber            Director                       3/14/73
H. Rigel Barber              Chief Executive Officer        8/01/93
                             and Executive Vice President   1/02/87
Jeffrey R. Rosenthal         Chief Financial Officer        8/01/93
Gary Nickele                 Executive Vice President       1/01/92
                             General Counsel                2/27/84
Ira J. Schulman              Executive Vice President       6/01/88
Gailen J. Hull               Senior Vice President          6/01/88
Howard Kogen                 Senior Vice President          1/02/86
                             Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977. He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION


     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption " Compensation and Fees" at pages 8-11, "Cash Distributions" at pages 69-71, "Allocation of Profits or Losses for Tax Purposes" at pages 68-69 of the Prospectus and at pages A-7 to A-12 of the Partnership Agreement, included as an exhibit to the Prospectus, which descriptions are incorporated herein by reference to Exhibit 28-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 30, 1993. Reference is also made to Notes 5 and 9 for a description of such transactions, distributions and allocations. In 1993, 1992 and 1991, the General Partners received distributions of $0, $7,629 and $64,845, respectively, and the Corporate General Partner received a management fee of $0, $12,715 and $108,075, respectively. The General Partners received a share of Partnership gains for tax purposes aggregating $4,121,438 in 1993 and losses aggregating, $1,598,313 and $2,214,779 in 1992 and 1991, respectively. Such losses may benefit the General Partners (or the partners thereof) to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 8-11, "Conflicts of Interest" at pages 12-18 of the Prospectus and at pages A-14 to A-20 of the Partnership Agreement, included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 28-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 30, 1993. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     An affiliate of the Corporate General Partner provided property management services for all or part of 1993 for the 1001 Fourth Avenue Plaza office building in Seattle, Washington, the University Park office building in Sacramento, California, the Plaza Tower office building in Knoxville, Tennessee, the Rio Cancion Apartments in Tucson, Arizona, the Long Beach Plaza in Long Beach, California, the Eastridge Apartments in Tucson, Arizona, the Copley Place multi-use complex in Boston, Massachusetts, the Gables Corporate Plaza in Coral Gables, Florida, the Greenwood Creek II Apartments in Benbrook, Texas, and the Sherry Lane Place office building in Dallas, Texas at various fees calculated based upon the gross income from the properties. In 1993, such affiliate earned property management and leasing fees amounting to $3,001,759 for such services. The cumulative amount of property management and leasing fees owed to an affiliate of the Corporate General Partner as of December 31, 1993 was $13,670,682. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1993 aggregating $214,278 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership, all of which was paid at December 31, 1993. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1993, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $45,143, all of which was paid at December 31, 1993. Additionally, the General Partners are also entitled to reimbursements for legal and accounting services. Such costs for 1993 were $148,712 and $30,381, respectively, all of which were unpaid as of December 31, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the
         Partnership.

     (b) The Corporate General Partner and its officers and directors own the following Interests of the Partnership:


                                  NAME OF                           AMOUNT AND NATURE
                                 BENEFICIAL                            OF BENEFICIAL                         PERCENT
TITLE OF CLASS                     OWNER                                OWNERSHIP                            OF CLASS
- --------------                   ----------                         -----------------                        --------
Limited Partnership Interests    JMB Realty Corporation             5 Interests directly                     Less than 1%

Limited Partnership Interests    Corporate General                  6.79 Interests directly (1)              Less than 1%
                                 Partner and its
                                 officers and directors
                                 as a group

     (1)  Includes 1.79 Interests owned by officers or their relatives for which each officer has investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

/TABLE

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

        (1) Financial Statements (See Index to Financial Statements filed with this annual report).

        (2)  Exhibits.

          3.*     Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus, and which is hereby incorporated by reference.

        4-A.      Documents relating to the mortgage loan secured by the
1001 Fourth Avenue Plaza in Seattle, Washington are also hereby incorporated herein by reference to Post-Effective Amendment No. 2 in the Partnership's Registration Statement on Form S-11 (File No. 2-81125) dated June 9, 1983.

        4-B.      Documents relating to the mortgage loan secured by the
Copley Place multi-use complex, in Boston Massachusetts, are also hereby incorporated herein by reference to Post-Effective Amendment No. 2 in the Partnership's Registration Statement on Form S-11 (File No. 2-81125) dated June 9, 1983.

        4-C.*     Documents relating to the modification of the mortgage
loan secured by 1001 Fourth Avenue Plaza are hereby incorporated herein by reference.

        4-D.*     Documents relating to the modification of the mortgage
loan secured by the Copley Place multi-use complex are hereby incorporated herein by reference.

        10-A.     Acquisition documents relating to the purchase by the
Partnership of an interest in the 1001 Fourth Avenue Plaza in Seattle, Washington, are hereby incorporated herein by reference to Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11 (File No. 2-81125) dated June 9, 1983.

        10-B.     Acquisition documents relating to the purchase by the
Partnership of an interest in the Copley Place multi-use complex in Boston, Massachusetts, are hereby incorporated herein by reference to Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11 (File No. 2-81125) dated June 9, 1983.

        10-C.     Documents relating to the sale by the Partnership of an
interest in the Allied Automotive Center, in Southfield, Michigan, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for October 10, 1990, dated October 30, 1990.

        10-D.     Documents describing the transferred title of the
Partnership's interest in the Commercial Union Office Building to the second mortgage lender, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for August 15, 1991, dated September 18, 1991.

        10-E.     Agreement dated March 25, 1993 between JMB/NYC and the
Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 are filed herewith.

        10-F.     Agreement of Limited Partnership of Carlyle-XIII
Associates L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-12791) dated May 14, 1993.

        10-G.     Documents relating to the sale by the Partnership of its
interest in the Rio Cancion Apartments in Tucson, Arizona, are herein incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for March 31, 1993, dated May 14, 1993.

        10-H.     Documents relating to the sale by the Partnership of its
interest in the Old Orchard Urban Venture are herein incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for August 30, 1993, dated November 12, 1993.

        10-I.     Documents describing the transferred title of the
Partnership's interest in the 1001 Fourth Avenue Office Building to the first mortgage lender, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for November 1, 1993, dated November 12, 1993.

        10-J.     Second Amended and Restated Articles of Partnership of
JMB/NYC Office Building Associates, a copy of which is filed herewith.

        10-K.     Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc., a copy of which is filed herewith.

        10-L.     Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., a copy of which is filed herewith.

        10-M.     $600,000 demand note between Carlyle-XIII Associates, L.P.
and Carlyle Managers, Inc., a copy of which is filed herewith.

        10-N.     $600,000 demand note between Carlyle-XIII Associates, L.P.
and Carlyle Investors, Inc., a copy of which is filed herewith.

        10-O.     Settlement Agreement between Gables Corporate Plaza
Associates and Aetna Life Insurance Company, a copy of which is filed herewith.

        21.       List of Subsidiaries.

        24.       Powers of Attorney.

        99-A.     The Partnership's Report on Form 10-Q (File No. 0-12791)
for May 14, 1993 and exhibits thereto are hereby incorporated herein by reference.

        99-B.     The Partnership's Report on Form 8-K (File No. 0-12791)
for May 14, 1993 and exhibits thereto are hereby incorporated herein by reference.

        99-C.     The Partnership's Report on Form 8-K (File No. 0-12791)
for November 12, 1993 and exhibits thereto are hereby incorporated herein by reference.

        99-D.     The Partnership's Report on Form 8-K (File No. 0-12791)
for November 12, 1993 and exhibits thereto are hereby incorporated herein by reference.

            Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

        (b) The following Report on Form 8-K has been filed for the quarter covered by this report.

                  (1) The Partnership's Report on Form 8-K (File No. 0-12791) for November 1, 1993 (describing under Item 2 of such report the Partnership's transfer of the land, related improvements and personal property as of the 1001 Fourth Avenue Office Building) was filed.

The report is dated November 12, 1992. No financial statements were required to be filed therewith.

        ----------------

        * Previously filed as Exhibits 3, 4-C and 4-D, respectively, to the Partnership's Report on Form 10-K to the Securities Exchange Act of 1934 (File No. 0-12791) dated March 30, 1993 are hereby incorporated herein by reference.

No annual report or proxy material for the fiscal year 1993 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                        By: JMB Realty Corporation
                            Corporate General Partner


                            GAILEN J. HULL
                        By: Gailen J. Hull
                            Senior Vice President
                        Date:March 28, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        By: JMB Realty Corporation
                            Corporate General Partner


                            JUDD D. MALKIN*
                        By: Judd D. Malkin, Chairman and Director
                        Date:March 28, 1994


                            NEIL G. BLUHM*
                        By: Neil G. Bluhm, President and Director
                        Date:March 28, 1994


                            H. RIGEL BARBER*
                        By: H. Rigel Barber, Chief Executive Officer
                        Date:March 28, 1994


                            JEFFREY R. ROSENTHAL*
                        By: Jeffrey R. Rosenthal, Chief Financial Officer
                            Principal Financial Officer
                        Date:March 28, 1994


                            GAILEN J. HULL
                        By: Gailen J. Hull, Senior Vice President
                            Principal Accounting Officer
                        Date:March 28, 1994


                        By: A. LEE SACKS*
                            A. Lee Sacks, Director
                        Date:March 28, 1994


                        By: STUART C. NATHAN*
                            Stuart C. Nathan, Executive Vice President
                              and Director
                        Date:March 28, 1994


                        *By:GAILEN J. HULL, Pursuant to a Power of Attorney


                            GAILEN J. HULL
                        By: Gailen J. Hull, Attorney-in-Fact
                        Date:March 28, 1994


                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                             EXHIBIT INDEX

                                                Document
                                              Incorporated
                                              By Reference       Page
                                              ------------       ----
3.         Amended and Restated Agreement of
           Limited Partnership set forth as
           Exhibit A to the Prospectus               Yes

4-A.       Mortgage loan documents secured by the
           1001 Fourth Avenue Plaza                  Yes

4-B.       Mortgage loan documents secured by the
           Copley Place multi-use complex            Yes

4-C.       Remodification of mortgage loan documents
           secured by 1001 Fourth Avenue Plaza       Yes

4-D. Remodification of mortgage loan documents secured by Copley Place multi-use complex.Yes

10-A.      Acquisition documents related to the
           1001 Fourth Avenue Plaza                  Yes

10-B.      Acquisition documents related to the
           Copley Place multi-use complex            Yes

10-C.      Documents related to the sale of Allied
           Automotive Center.                        Yes

10-D.      Documents related to the transferred
           title of Commercial Union Office Building Yes

10-E.      Agreement relating to JMB/NYC's deficit
           funding obligations from January 1, 1992
           through June 30, 1993.                    Yes

10-F.      Agreement of Limited Partnership of
           Carlyle-XIII Associates L.P.              Yes

10-G.      Documents relating to the sale by
           the Partnership of its interest in
           the Rio Cancion Apartments                Yes

10-H.      Documents relating to the sale of
           its interest in the Old Orchard
           Urban Venture                             Yes

10-I.      Documents related to the transferred
           title to the Commercial Union Office
           Building                                  Yes

10-J.      Second Amended and Restated Articles
           of Partnership of JMB/NYC Office
           Building Associates                        No

10-K.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIV
           Managers, Inc.                             No

10-L.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIII
           Managers, Inc.                             No

10-M.      $600,000 demand note between
           Carlyle-XIII Associates, Ltd. and
           Carlyle Managers, Inc.                     No

                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                       EXHIBIT INDEX - CONTINUED


                                                Document
                                              Incorporated
                                              By Reference       Page
                                              ------------       ----

10-N.      $600,000 demand note between
           Carlyle-XIII Associates, Ltd. and
           Carlyle Investors, Inc.                    No

10-O.      Settlement Agreement between Gables
           Corporate Plaza Associates and Aetna
           Life Insurance Company                     No

21.        List of Subsidiaries                      Yes

24.        Powers of Attorney                        Yes

99-A.      Form 10-Q for May 14, 1993 and exhibits
           thereto                                   Yes

99-B.      Form 8-K for May 14, 1993 and exhibits
           thereto                                   Yes

99-C.      Form 8-K for November 12, 1993 and exhibits
           thereto                                   Yes

99-D.      Form 8-K for November 12, 1993 and exhibits
           thereto                                   Yes

- ------------------

     * Previously filed as exhibits to the Partnership's Registration Statement on Form S-11 (as amended) under the Securities Exchange Act of 1933 and the Partnership's prior Reports on Form 8-K and Form 10-K of the Securities Exchange Act of 1934.



                     AGREEMENT FOR THE DELIVERY OF A DEED
                            IN LIEU OF FORECLOSURE


             AGREEMENT made as of the 29th day of October, 1993, between 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership having its principal place of business and post office address at c/o JMB Realty Corporation, 900 North Michigan Avenue, Suite 1900, Chicago, Illinois 60611 ("Mortgagor") and SEAFO, INC., a Delaware corporation, having a post office address at c/o the Comptroller of the State of New York As Trustee of the Common Retirement Fund of the State of New York ("CRF"), 270 Broadway, New York, New York 10007 ("Mortgagee").

                                   RECITALS

             A. Mortgagor is the owner of certain fee and leasehold interests in the real property having a street address of 1001 Fourth Avenue, Seattle, Washington and the improvements located thereat.

             B. Mortgagee is the holder of a certain Deed of Trust Note, dated as of April 26, 1984, between Mortgagor and the Comptroller of the State of New York as Trustee of the Common Retirement Fund of the State of New York ("CRF"), as amended by the Deed of Trust Note Modification Agreement, dated as of October 5, 1987 (the "Existing Deed of Trust Note"), and the beneficiary of a certain deed of trust securing such Existing Deed of Trust Note (the "Existing Deed of Trust").

             C. Mortgagor desires to convey, assign and transfer such real property and improvements and all of Mortgagor's interests therein to Mortgagee, in satisfaction of its obligations under the Existing Deed of Trust and Existing Deed of Trust Note, and Mortgagee is willing to accept same from Mortgagor, upon the terms and subject to the conditions hereinafter set forth.


                                  AGREEMENT:

             NOW, THEREFORE, in consideration of the premises and covenants herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

             1.    Definitions

             In this Agreement, the following terms shall have the following meanings:

             1.1 "Assignment and Assumption of Contracts" has the meaning set forth in Section 7.2.4.

             1.2 "Assignment and Assumption of Leases" has the meaning set forth in Section 7.2.3.

             1.3 "Assignment and Assumption of the Tax and Insurance Escrow Account" has the meaning set forth in Section 7.2.6.

             1.4 "Assignment of Future Tax or Insurance Refunds" has the meaning set forth in Exhibit 7.2.7.

             1.5 "Assignment of Intangible Property" has the meaning set forth in Section 7.2.5.

             1.6   Intentionally Deleted.

             1.7 "Building Complex" means the Land, the Improvements and the Personal Property.

             1.8   "Closing" has the meaning set forth in Section 7.1.

             1.9 "Contracts" means those service, maintenance and other contracts and agreements and all equipment and other leases (excluding Existing Leases) affecting all or any portion of the Building Complex and binding upon Mortgagor which the parties have agreed will be assigned to Mortgagee at the Closing. The Contracts are listed in Exhibit B attached hereto.

             1.10  "Deed" has the meaning set forth in Section 7.2.1.

             1.11 "Excess Net Cash Flow" has the meaning set forth in Section 7.2.15.

             1.12 "Existing Deed of Trust" has the meaning set forth in the Recitals.

             1.13 "Existing Deed of Trust Note" has the meaning set forth in the Recitals.

             1.14 "Existing Loan Documents" means all documents evidencing or securing the Existing Deed of Trust Note, as the same may have heretofore been modified from time to time.

             1.15 "Existing Leases" means those existing leases affecting portions of the Improvements and binding upon Mortgagor as landlord.

             1.16 "Improvements" means the buildings and all other structures and improvements (on, over or below the surface of the Land) at the Building Complex.

             1.17 "Land" means, that certain parcel of land situated in the City of Seattle, County of King, State of Washington, as more particularly described in Exhibit A.

             1.18 "Letter of Credit" shall mean that Two Million and 00/100 Dollars ($2,000,000) irrevocable letter of credit at Chemical Bank, No. C-237248, dated November 9, 1987, and as amended from time to time, held as collateral for the performance of certain obligations of Mortgagor under the Existing Deed of Trust.

             1.19 "Mortgagee's Agents" means Mortgagee's attorneys, employees, agents, engineers, lenders, consultants, financial advisors and representatives.

             1.20  "Notice" has the meaning set forth in Section 9.

             1.21  "Permits" has the meaning set forth in Section 3.5.

             1.22 "Personal Property" means all appliances, apparatus, fixtures and equipment (including, without limitation all heating, ventilating, incinerating, lighting, plumbing, electrical and air-conditioning fixtures and equipment), machinery, fittings and other articles of personal property now situate in or on or attached to the Building Complex, including all furniture, fixtures and equipment in the management office, and excluding only personal property owned by tenants under the Existing Leases or by parties other than Mortgagor under the Contracts and the Unassumed Contracts.

             1.23 "Property" means the Land, the Improvements, the Personal Property and the property described in Section 3 and specifically excludes the Unassumed Contracts.

             1.24 "Review Materials" shall mean, collectively, the Existing Leases, the Contracts and other materials relating to the ownership, construction, renovation, leasing or operation of the Property.

             1.25  "Title Company" means Chicago Title Insurance Company.

             1.26 "Unassumed Contracts" means those service, maintenance and other contracts and agreements and all equipment and other leases (excluding Existing Leases) affecting all or any portion of the Building Complex and binding upon Mortgagor other than the Contracts.

             2.    Agreement to Convey

             2.1 Agreement to Convey and Accept Such Conveyance. Mortgagor agrees to convey, assign and transfer the Property to Mortgagee, without recourse or warranty except as expressly set forth herein, and Mortgagee agrees to accept such conveyance of the Property from Mortgagor, upon the terms and subject to the conditions set forth herein, without consideration other than the covenants and conditions herein.


             3.    Other Property Included in the Conveyance

             For this Agreement, all right, title and interest of Mortgagor, if any, in and to the following shall be included within the term "Property."

             3.1 all easements, rights of way, strips, gores, privileges, licenses, appurtenances and other rights and benefits running with the owner of the Property;

             3.2 any land lying in the bed of any street, road or avenue adjoining or below the Land;

             3.3 the Existing Leases, all unapplied security deposits made by tenants under the Existing Leases, all guarantees by third parties of the obligation of tenants thereunder, and all letters of credit and other instruments or property issued or given as security for the obligation of tenants thereunder;

             3.4 all advance rentals, and other advance payments made by tenants under the Existing Leases;

             3.5 the certificates of occupancy with respect to the Improvements and, to the extent maintained by or on behalf of Mortgagor, all other transferable licenses, certificates and permits issued by any governmental or quasi-governmental authority with respect to the Property or the use, maintenance and operation thereof (collectively, the "Permits");

             3.6 all architectural, mechanical, engineering and other plans and specifications within Mortgagor's possession or subject to its control relating to the completed construction or renovation of or other work at the Building Complex and any unexpired warranties, guaranties or sureties in favor of Mortgagor with respect thereto;

             3.7 all promotional advertising literature and materials, catalogs, booklets and manuals relating to the Property or the use, operation and maintenance thereof;

             3.8 all of the Contracts and all deposits made by Mortgagor thereunder, to the extent transferable by their terms;

             3.9 all intangible personal property relating to the ownership, construction, renovation, operation and leasing of the Property, including, without limitation, the good will pertaining thereto;

             3.10 all environmental reports, asbestos reports and files relating to asbestos work within Mortgagor's possession;

             3.11 all accounting, financial and operating information located at the Property; and

             3.12 all transferable or assignable warranties, guaranties, contract rights and miscellaneous rights, if any, with respect to the Property, including any of the property described in Sections 3.1 through 3.11 above.

             4.    Release

             4.1   Release.    Mortgagor and Mortgagee hereby mutually
release each other from any and all obligations and liabilities remaining under the Existing Loan Documents.

             5.    Mortgagee's Inspection of the Property

             5.1 Condition. Mortgagee acknowledges that Mortgagee has inspected the Building Complex and will accept same "as is" as of the date hereof. Mortgagee shall assume responsibility for the physical condition of the Building Complex.

             6.    Brokerage, Management and Site Personnel

             6.1   Brokerage.

             6.1.1 The Mortgagee hereby retains JMB Properties Company, an Illinois corporation, ("Properties") as its leasing agent with respect to pending negotiations for leases at the Property with persons or entities set forth in Exhibit D, and Properties accepts such assignment. In the event that Mortgagee executes a lease, lease renewal or lease expansion for space in the Property with any person or entities listed on Exhibit D on or before February 28, 1994, then and in each such event, Mortgagee shall pay and Properties shall be entitled to receive, a brokerage commission with respect thereto payable, one-half of such commission on execution of such lease, lease renewal or lease expansion and one-half of such commission on the entry into substantial occupancy by the tenant thereunder, at the following commission rates:

             (i) For leases other than month-to-month -- $1.50 per rentable square foot, for new leases, renewal leases or expansion space; and

             (ii)  For month to month leases -- no commission.

             6.1.2 No brokerage commission shall be earned until a lease, lease renewal or lease expansion has been fully executed by Mortgagee. Properties shall provide the services of Steven Hisken to perform its obligations hereunder, and shall pay all compensation to him, including any leasing commissions, by separate agreement. In the event Properties has been paid all commissions in accordance with the foregoing, Properties shall indemnify and hold Mortgagee harmless from any claims of Steven Hisken including reasonable legal fees, for brokerage commissions for any lease, lease renewal or lease expansion executed by Mortgagee with any person listed on Exhibit D at any time on or before February 28, 1994.


             6.2   Site Employees.

             6.2.1 Employees. Properties shall make available to Mortgagee's managing agent and Mortgagee the persons through December 31, 1993 listed on Exhibit P to perform the services for Mortgagee and Mortgagee's managing agent under their direction as such persons have been performing services for Properties and Mortgagor prior to the Closing. In consideration for the providing of such employees, Mortgagee, has on even date herewith, paid Properties the sum of $ 52,091.00, by allowing Mortgagor to deduct such sum from moneys otherwise being transmitted to Mortgagee pursuant to Section
7.2.14. On or before January 31, 1994, Properties shall deliver a statement to Mortgagee showing the actual out-of-pocket salaries, bonus and benefit costs of such employees for the period between the Closing and December 31, 1993. Mortgagee and Properties shall thereafter promptly adjust the payment to reflect the actual employee costs, but in no event shall actual out-of-pocket salary bonus and benefit costs exceed $57,300.00 for the purpose of such adjustment.

             6.2.2 Severance. In addition, Mortgagee shall on January 31, 1994, pay any severance payment owed to any such employee in accordance with severance amounts indicated on Exhibit P in the event that such employee is terminated by Mortgagee or its managing agent on or before December 31, 1993, unless such termination was for cause, or unless such employee continues in the employ of Properties after January 1, 1994 or is offered a comparable position and similar salary by Mortgagee or Mortgagee's managing agent.

             6.3. Termination of Management Agreement. Mortgagor and Properties hereby terminate the Management Agreement between them relating to the Property. Properties hereby releases Mortgagee from any claim for fees or compensation under such Management Agreement, except as provided in Section 6.1, 6.2, and 6.4 hereof.

             6.4.  Management Fees.  Mortgagee has paid Properties
$43,406.00, being an amount equal to those management fees estimated to arise between Closing and December 31, 1993 calculated at three (3%) percent of gross revenue from the Property, the actual amount to be reconciled on or before January 31, 1994 with Mortgagee and Properties to promptly adjust the payment to reflect the actual amount of gross revenue from the Property during that period. Payment has been made by allowing Mortgagor to deduct such amount from moneys otherwise being transmitted to Mortgagee pursuant to
Section 7.2.14.

             6.5 Survival. The provisions of this Article 6 shall survive the Closing.

             7.    Closing

             7.1 Time and Place. The closing contemplated by this Agreement (the "Closing"), shall take place at the time of the execution of this Agreement at the offices of Rogers & Wells, 200 Park Avenue, New York, New York 10166.

             7.2 Mortgagor's Closing Documentation and Requirements. At the Closing, Mortgagor shall deliver the following to Mortgagee:

             7.2.1 a deed in lieu of foreclosure without covenants (the "Deed"), duly executed by Mortgagor and acknowledged and in recordable form, in substantially the form of Exhibit F hereto;

             7.2.2 a bill of sale, duly executed by Mortgagor and acknowledged, transferring to Mortgagee title to the Personal Property, in substantially the form of Exhibit G hereto;

             7.2.3 an assignment and assumption of leases (the "Assignment and Assumption of Leases"), duly executed and acknowledged, assigning and transferring to Mortgagee the lessor's interest under the Existing Leases and any security deposits and advance rentals made under the Existing Leases, in substantially the form of Exhibit H hereto;

             7.2.4 an assignment and assumption of contracts (the "Assignment and Assumption of Contracts"), duly executed and acknowledged, assigning and transferring to Mortgagee all right, title and interest of Mortgagor in and to the Contracts and all deposits and advance payments made by Mortgagor thereunder, in substantially the form of Exhibit I hereto;

             7.2.5 an assignment of intangible property (the "Assignment of Intangible Property"), duly executed and acknowledged, assigning and transferring to Mortgagee those items referred to in Sections 3.1, 3.5, 3.6, 3.7, 3.9 3.10, 3.11 and 3.12 in substantially the form of Exhibit J hereto;

             7.2.6 an release to CRF of the tax and insurance escrow account (the "Tax and Insurance Escrow Account"), which Tax and Insurance Escrow Account is currently held by CRF, in substantially the form of Exhibit M hereto;

             7.2.7 an assignment of all future refunds from any taxing authority or insurer with respect to premiums paid for insurance on the Property (the "Assignment of Future Tax or Insurance Refunds"), (which refunds Mortgagor shall hold in trust for the benefit of Mortgagee) duly executed and acknowledged, assigning and transferring to Mortgagee all right title and interest of Mortgagor in and to all future tax or insurance refunds, in substantially the form of Exhibit N hereto;

             7.2.8 an affidavit executed by Mortgagor stating, under penalty of perjury, its United States taxpayer identification number and that Mortgagor is not a "foreign person" as defined in Section 1445(f)(3) of the Internal Revenue Code of 1986, as amended, and otherwise in the form prescribed by the Internal Revenue Service;

             7.2.9  executed originals of the Existing Leases;

             7.2.10 notices to tenants under the Existing Leases of the sale, in substantially the form of Exhibit C hereto, and to be executed by Mortgagor;

             7.2.11 originals (or copies certified by Mortgagor) of the Contracts, the Permits and those items specified in Section 3 (to the extent reduced to writing);

             7.2.12 a Statement of Net Cash Flow with respect to the Property, in the form of Exhibit E hereto;

             7.2.13  Intentionally Deleted.

             7.2.14 the payment, as of Closing, by wire transfer, in accordance with the wire instructions as set forth on Exhibit O, of Net Cash Flow.

             7.2.15 a release to CRF of any positive Net Cash Flow in excess of the Approved Working Reserve ("Excess Net Cash Flow"), pursuant to the Commitment for Modification of First Deed of Trust Note between CRF and Mortgagor, dated October 5, 1987, which Excess Net Cash Flow is currently held by CRF, in substantially the form of Exhibit K hereto;

             7.2.16  Intentionally Deleted.

             7.2.17 a real estate excise tax affidavit to be filed with the State of Washington Department of Revenue, duly executed by Mortgagor and Mortgagee;

             7.2.18 an estoppel affidavit duly executed by Mortgagor, pursuant to the requirements of the Title Company; and

             7.2.19 such other documents and instruments as Mortgagee may reasonably request in order to consummate the transaction herein contemplated.

             7.3 Mortgagee's Closing Documentation and Requirements. At or prior to the Closing, Mortgagee shall deliver the following to Mortgagor:

             7.3.1  the Letter of Credit;

             7.3.2  the Existing Deed of Trust Note endorsed as cancelled;

             7.3.3 an executed and acknowledged copy of the Assignment and Assumption of Leases, and the Assignment and Assumption of Contracts; and

             7.3.4 Litigation Settlement. At Closing, Mortgagee shall deliver executed copies of all documents relating to the settlement of all pending litigation matters between Mortgagor, CRF, Jones Lang Wootton Realty Advisors and Chemical Bank, in substantially the form of Exhibit L hereto.
The Mortgagee shall concurrently deliver a letter to Chemical Bank in the form annexed as Exhibit Q.

             7.3.5 Such other documents and instruments as Mortgagor may reasonably request in order to effectuate the immediate return to Mortgagor of any collateral for the Letter of Credit and any collateral for the bond previously furnished in the pending litigation described in Section 7.3.4.

             7.4 Further Assurances. After the Closing, either party shall, upon the reasonable request of the other party, but at no expense to it, execute any instruments to confirm, assure or validate the transaction contemplated by this Agreement.

             8.    Expenses

             8.1 Expenses of Mortgagee. Mortgagee shall pay (a) the premium for the Title Policy and the cost of all endorsements and any extended coverage obtained by Mortgagee under the Title Policy; (b) the cost of the Survey; and (c) all state, county and city transfer taxes with respect to the transaction contemplated hereby. Mortgagee shall indemnify and hold Mortgagor harmless from and against all claims, expenses and costs (including reasonable attorneys' fees) relating to such transfer taxes. The parties shall at their separate expense cooperate in good faith and in a timely manner with respect to preparing and delivering submissions, filings and other supporting documentation required in connection with transfer taxes.

             8.2 Attorneys' Fees and Other Expenses. Each party shall pay its own attorneys' fees and all of its other expenses, except as otherwise expressly set forth herein.

             9.    Notices

             Any notice, demand, consent, authorization or other communication (collectively, a "Notice") which either party is required or may desire to give to or make upon the other party pursuant to this Agreement shall be effective and valid only if in writing, signed by the party giving such Notice, to the other party or sent by facsimile transmission with receipt acknowledged, express courier or delivery service or by registered or certified mail of the United States Postal Service, return receipt requested, and addressed to the other party as follows (or to such other address or person as either party or person entitled to notice may, by notice to the other specify):

             To Mortgagor:

                   JMB Realty Corporation
                   900 North Michigan Avenue
                   Suite 1900
                   Chicago, Illinois  60611
                   Attention:  Norman Geller,
                                 Senior Vice President


             with copies to:

                   Pircher,
                   Nichols & Meeks
                   1999 Avenue of the Stars
                   Los Angeles, California 90067
                   Attention:  Real Estate Notices


                   To Mortgagee:

                   Jones Lang Wootton Realty Advisors
                   101 East 52nd Street
                   New York, New York  10022
                   Attention:  Frank L. Sullivan, Jr.,
                                 Managing Director


             with copies to:

                   Common Retirement Fund of
                     the State of New York
                   Office of the State Comptroller
                   270 Broadway
                   Suite 2300
                   New York, New York 10007
                   Attention:  Robert J. Steves,
                                 Assistant Deputy Comptroller

             and to:

                   Common Retirement Fund
                     of the State of New York
                   Office of the State Comptroller
                   270 Broadway
                   Suite 2300
                   New York, New York  10007
                   Attention:  Marjorie Tsang, Esq.,
                                 Legal Department -
                                 Real Estate Bureau


             and to:

                   Rogers & Wells
                   200 Park Avenue
                   New York, New York  10166
                   Attention:  Lewis Bart Stone, Esq.
                   Fax:  (212) 878-8375


             and to:

                   Carney Badley Smith & Spellman
                   2200 Columbia Center
                   701 Fifth Avenue
                   Seattle, Washington  96104-7091
                   Attention:  Stephen C. Sieberson, Esq. and
                                 William M. Wood, Esq.


             Unless otherwise specified, Notices shall be deemed given when received, but if delivery is not accepted, on the earlier of the date delivery is refused or the fourth day after the same is deposited with the United States Postal Service.

             10.   General Provisions

             10.1 Successors and Assigns. This Agreement shall bind and inure to the benefit of the respective successors and permitted assigns of the parties hereto.

             10.2 Gender and Number. Whenever the context so requires, the singular number shall include the plural and the plural the singular, and the use of any gender shall include all genders.

             10.3 Entire Agreement. This Agreement contains the complete and entire agreement between the parties respecting the transaction contemplated herein, and supersedes all prior negotiations, agreements, representations and understandings, if any, between the parties respecting such matters.

             10.4 Counterparts. This Agreement may be executed in any number of original counterparts, all of which evidence only one agreement and only one of which need be produced for any purpose.

             10.5 Modifications. This Agreement may not be modified, discharged or changed in any respect whatsoever, except by a further agreement in writing duly executed by the parties. However, any consent, waiver, approval or authorization shall be effective if signed by the party granting or making such consent, waiver, approval or authorization.

             10.6 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York. Mortgagor and Mortgagee hereby irrevocably agree that all actions or proceedings in any way, manner or respect, arising out of or from or related to this Agreement shall be litigated only in courts having situs within the State of New York. Mortgagor and Mortgagee hereby consent and submit to the jurisdiction of any state court located within the County of New York or federal court located within the Southern District of New York. Each party hereby irrevocably waives any right it may have to transfer or change the venue from New York of any litigation brought against it by the other party pursuant to this Agreement. Notwithstanding the foregoing, any documents of conveyance, assignment or encumbrance relating to the Property shall be governed by the laws of the State of Washington, excluding its rules relating to the choice of laws.

             10.7 Captions. The captions of this Agreement are for convenience and reference only, and in no way define, describe, extend or limit the scope, meaning or intent of this Agreement.

             10.8 Severability. The invalidation or unenforceability in any particular circumstance of any provision of this Agreement shall in no way affect any of the other provisions hereof, which shall remain in full force and effect.

             10.9 No Joint Venture. This Agreement shall not be construed as in any way establishing a partnership, joint venture, express or implied agency, or employer-employee relationship between the parties.

             10.10 No Third-Party Beneficiaries. This Agreement is for the sole benefit of the parties hereto, their respective successors and permitted assigns, and no other person or entity shall be entitled to rely upon or receive any benefit from this Agreement or any term hereof.

             10.11 Execution. The submission of this Agreement for examination does not constitute an offer by or to either party. This Agreement shall be effective and binding only after due execution and delivery by the parties hereto.

             10.12 Exculpation. Notwithstanding anything to the contrary in this Agreement or in any of the closing documents, neither any present or future constituent partner in or agent of Mortgagor, nor any shareholder, officer, director, employee, trustee, beneficiary or agent of any corporation or trust that is or becomes a constituent partner in Mortgagor shall be personally liable, directly or indirectly, under or in connection with this Agreement or any of the closing documents or any other instrument or certificate executed in connection herewith or the Closing or any amendments or modifications to any of the foregoing made at this time or times, heretofore or hereafter; and Mortgagee and each of its successors and assigns waives any such personal liability. As used herein, a "constituent partner" in a particular partnership means a partner having an interest in a partnership that has a direct or indirect interest (through one or more partnerships) in such particular partnership. In the event of any inconsistency between the provisions of this Section 10.12 and the provisions of any closing document, the provisions of this Section 10.12 shall govern.

             10.13 Payment of Operating Expenses. Mortgagee agrees to indemnify and save Mortgagor and Properties harmless from and against any unpaid operating expenses of the Property as follows:

                   (a) For operating expenses incurred by or for the account of Mortgagor in connection with operation of the Property from January 1, 1991 through December 31, 1992, Mortgagee's obligation shall be limited to an aggregate of $100,000.

                   (b) For operating expenses incurred by or for the account of Mortgagor in connection with the operation of the Property from January 1, 1993 through the Closing, Mortgagee's obligation shall be limited to an aggregate of One Million Four Hundred Thousand ($1,400,000) Dollars plus Mortgagee's obligation as landlord under the Seafirst lease dated May 18, 1992, Mortgagee's obligations under the Contracts, Mortgagee's obligations to pay real estate taxes and Mortgagee's obligation to pay ordinary operating expenses, usually billed on a monthly basis, incurred in the month of October 1993.

                   (c)   Mortgagee shall have no obligation under this
Section 10.13 (i) for any expense for which an invoice or bill is submitted to Mortgagor or its agent on or after January 1, 1995 relating to operating expenses incurred prior to October 22, 1993, or (ii) for any expense incurred by or any invoice or bill submitted by any affiliate of Mortgagor, except as expressly provided in Article 6.

                   (d) Mortgagor shall upon the receipt of any invoice for operating expenses which are to be paid by Mortgagee hereunder, promptly submit the same for payment to Mortgagee, and shall at Mortgagee's request provide such information as it or its affiliates may have as may be reasonably necessary to determine the propriety of such bill and shall cooperate with Mortgagee in connection with any dispute of any such bill which Mortgagee reasonably decides to dispute, but shall not be obligated to incur any out-of-pocket expense. Mortgagor shall and shall cause its affiliates to preserve records kept by them to enable Mortgagee to ascertain the validity of bills to which this section applies and to enable Mortgagee to object thereto in proper circumstances. To the extent Mortgagee shall not have given notice on or before April 1, 1995 as to any record or information pertaining to a bill to which this section may apply, Mortgagor's obligation to maintain such records hereunder shall expire.

                   (e) Mortgagee shall hold Mortgagor harmless from any expenses, costs or liabilities (including reasonable legal fees) relating to any failure to carry out Mortgagee's obligations under this Section 10.13.

             10.14 Survival. The provisions of Article 4, Sections 7.2.19, 7.3.5, 7.4 and Articles 8, 9 and 10 shall survive the Closing.

             10.15 Tenants' Tax Refunds. To the extent a tenant of the Property shall become entitled, pursuant to its lease to any portion of a tax refund which refund has been released pursuant to Exhibit N, Mortgagee shall indemnify and hold harmless Mortgagor and Properties (including reasonable legal fees) from any claims of such tenant against Mortgagor or Properties with respect thereto.

             IN WITNESS WHEREOF, the parties have caused this instrument to be executed as of the date first above written.

                              MORTGAGOR:
                              1001 FOURTH AVENUE ASSOCIATES
                              an Illinois general partnership

                              By:   Carlyle Real Estate Limited
                                    Partnership - XIII,
                                    Managing General Partner

                                    By:   JMB Realty Corporation,
                                          Corporate General Partner of
                                          Carlyle Real Estate Limited
                                          Partnership - XIII

                                          By:
                                                Julie A. Strocchia
                                          Its: Vice President


                              MORTGAGEE:
                              SEAFO, INC.


                              By:

                                    Its:


Agreed:

JMB PROPERTIES COMPANY


By:  __________________________
      Julie A. Strocchia
Its: Vice President

EXHIBIT A

LEGAL DESCRIPTION

[TO BE ATTACHED]

EXHIBIT B

CONTRACTS

1. Agreement for Provision of Security Services dated September 1, 1983, between 1001 Fourth Avenue Associates, as Owner, and Seattle-First National Bank, as Contractor;

2. Vertical Transportation Contract, dated July 1, 1992, between 1001 Fourth Avenue Associates, as Owner, and Schindler Elevator Corporation, as Contractor;

3. Modernization/Repair Contract and all Supplemental Proposals thereto, dated October 6, 1992, between 1001 Fourth Avenue Associates, by JMB Properties Company, as agent, and Schindler Elevator Corporation;

4. Master Agreement, dated May 31, 1991, as amended by the Master Agreement Extension and Amendment Agreement No. 1, dated December 30, 1992, between Turner Construction Company, as Contractor, and JMB Properties Company, as agent for the property owner;

5. Work/Construction Agreement, dated August 20, 1993, between 1001 Fourth Avenue Associates, as Owner, and Auburn Mechanical, Inc., as Contractor;

6. Settlement and Mutual Release of All Claims, dated September 16, 1993, between 1001 Fourth Avenue Associates, by and through JMB Properties Company, its agent, the Municipality of Metropolitan Seattle, Mortrude Floor Company and Tri-State Construction, Inc.;

7. Continuing Service Agreement, dated, August 20, 1993, between 1001 Fourth Avenue Associates by JMB Properties Company, as agent, and P&G Plant Company; and

8. Property Operation and Maintenance Agreement, dated March 23, 1993, between JMB Properties Company, as agent for the property owner, and Urban Engineering Co., as Contractor.

9. Work Construction Agreement, dated April 5, 1993, between 1001 Fourth Avenue Associates, as Owner, and Aluminum and Bronze Fabricators, Inc., as Contractor.

EXHIBIT C

NOTICES TO EXISTING TENANTS

                                          November 1, 1993


BY CERTIFIED MAIL
RETURN RECEIPT REQUESTED


All Tenants of 1001 Fourth Avenue
Seattle, Washington


                        Re:   1001 Fourth Avenue
                              Seattle, Washington


Gentlemen and Ladies:

            Please take notice that the property known as 1001 Fourth Avenue, Seattle, Washington (the "Property") has been conveyed on the date hereof to Seafo, Inc. ("Purchaser"), and, simultaneously herewith, 1001 Fourth Avenue Associates ("Owner") has assigned to Purchaser all of Owner's interest in your lease at the Property.

            All future rental or other payments under your lease (including any payments now due or overdue) should be made payable to Purchaser until you are otherwise directed by Purchaser and should be sent to:

                              Seafo, Inc.
                              P.O. Box 34936
                              Department 4002
                              Seattle, Washington
                                          98124-1936

            Furthermore, please be advised (i) that any security deposit under your lease has been transferred to Purchaser; and (ii) that Seafo, Inc. should be added as an additional insured to the insurance policies which you are required to carry under your lease.

            Thank you for your cooperation in this matter.

                                          Sincerely,

                                          1001 FOURTH AVENUE ASSOCIATES


                                          By_____________________________
                                            Name:
                                           Title:

EXHIBIT D

Pending Leases







                  1.    Cowan & Kerr
                  2.    Palmer Groth & Pietka
                  3.    Schwabe Law Firm
                  4.    Nippon Kaiji Kyokai
                  5.    Kobe Trade Information Office
                  6.    Sinsheimer Meltzer Inc.

EXHIBIT E

STATEMENT OF NET CASH FLOW


                               [TO BE ATTACHED]


EXHIBIT F

DEED




Filed for Record at Request of:

      Rogers & Wells
      200 Park Avenue
      New York, New York  10166
      Attention:  Lewis Bart Stone, Esq.


                    QUIT CLAIM DEED IN LIEU OF FORECLOSURE

            The Grantor, 1001 Fourth Avenue Associates, an Illinois general partnership, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, and in lieu of foreclosure of the below-mentioned Deed of Trust, conveys and quit claims to Seafo, Inc., a Delaware corporation, the following described real estate, situated in the County of King, State of Washington (the "Property"):

                            See Exhibit A attached.

            This deed is an absolute conveyance of title in effect as well as in form, and is not intended as a mortgage, trust conveyance, or security of any kind. Consideration for this deed consists of full release of the Grantor from all debts and obligations of Grantor as secured by the deed of trust on the Property dated April 26, 1984 and recorded on the same date under Recording No. 8404260342, Records of King County, Washington, as modified by a Modification of Deed of Trust dated October 5, 1987 and recorded November 17, 1987 under Recording No. 8711171151, Records of King County, Washington (the "Deed of Trust"). This deed fully satisfies the indebtedness of the Deed of Trust and terminates in all respects the Deed of Trust, the note secured thereby, and all related security documents.

            DATED this ___,  day of October, 1993.

                                    1001 FOURTH AVENUE ASSOCIATES
                                    an Illinois general partnership

                                    By:   Carlyle Real Estate Limited
                                          Partnership - XIII,
                                          Managing General Partner

                                          By: JMB Realty Corporation,
                                              Corporate General Partner of
                                              Carlyle Real Estate Limited
                                              Partnership - XIII


                                    By:
                                          Authorized Signatory

                                    Its:

STATE OF NEW YORK             )
                                    )     ss.:
COUNTY OF NEW YORK            )

            On the ______ day of October, 1993, before me personally came sworn, Julie A. Strocchia, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.


                                                _________________________
                                                      Notary Public

My Commission expires:  ___________________.
City of Residence:  _______________________.

                                   EXHIBIT G

                                 BILL OF SALE

            This Bill of Sale is made as of this ____ day of November, 1993 by 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership ("Mortgagor") to SEAFO, INC., a Delaware corporation ("Mortgagee"). Terms not otherwise defined herein shall have the same meanings as set forth in that certain Agreement For the Delivery of a Deed in Lieu of Foreclosure dated as of October 29, 1993, between Mortgagor and Mortgagee.

            WITNESSETH, that Mortgagor, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, does hereby ASSIGN, TRANSFER and DELIVER to Mortgagee all appliances, apparatus, fixtures, equipment (including, without limitation, all heating, ventilating, incinerating, lighting, plumbing, electrical and air-conditioning fixtures and equipment), machinery, fittings and other articles of personal property now situate in or on or attached to the Building Complex (collectively, the "Personal Property"). Notwithstanding the foregoing, the term "Personal Property" shall exclude all such above listed items to the extent owned by tenants under the Existing Leases or by parties other than Mortgagor under the Contracts.

            TO HAVE AND TO HOLD the Personal Property unto Mortgagee, its successors and assigns, forever. And the Mortgagor shall warrant and defend the title to the Personal Property unto Mortgagee, its successors and assigns forever against the lawful claims of all persons and entities claiming by, through or under Mortgagor.

            IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed as of the date and year first above written.

                                    MORTGAGOR:
                                    1001 FOURTH AVENUE ASSOCIATES
                                    an Illinois general partnership

                                    By:  Carlyle Real Estate Limited
                                          Partnership - XIII,
                                          Managing General Partner

                                    By:   JMB Realty Corporation, Corporate
General Partner of                                    Carlyle Real Estate
Limited                                         Partnership - XIII

                                          By:   ______________________
                                                Julie Strocchia
                                                Vice President

STATE OF NEW YORK             )
                                    )     ss.:
COUNTY OF NEW YORK            )



            On the     day of November, 1993, before me personally came Julie
Strocchia, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.



                                                   Notary Public

My Commission expires:               .
City of Residence:                   .

                                   EXHIBIT H


RECORD AND RETURN TO:

Rogers & Wells
200 Park Avenue
New York, New York  10166
Attn:  Lewis Bart Stone, Esq.


                 ASSIGNMENT AND ASSUMPTION OF LEASES AND RENTS


            This Assignment and Assumption of Leases, made as of this 1st day of November, 1993 between 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership ("Assignor") and SEAFO, INC., a Delaware corporation ("Assignee").

            WITNESSETH, that Assignor, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, does hereby ASSIGN, TRANSFER, AND CONVEY unto Assignee, its successors and assigns, all right, title and interest of Assignor in, to and under all existing leases, together with all security deposits, advance rentals and other advance payments payable by tenants thereunder (collectively, the "Leases") demising portions of the improvements located on the real property described in Exhibit "A" attached hereto.

            TO HAVE AND TO HOLD the Leases, together with all rights and privileges thereunto belonging unto Assignee, its successors and assigns, including, without limitation, all security deposits, any documents or instruments securing the obligations of the tenants thereunder and advance rentals paid for the month of November, 1993 or thereafter and other advance payments made or given thereunder, for and during the remainder of the terms of the Leases, as well as all rents received by Assignor on or after October 23, 1993.

            Assignee does hereby covenant to and agree with Assignor that Assignee accepts the foregoing assignment and assumes all of the terms, covenants and provisions of the Leases on the part of Assignee thereunder to be performed and arising or accruing on and after the date hereof.

            This Assignment and Assumption of Leases shall be governed by and construed in accordance with the internal laws of the State of Washington without regard to principles of conflict of law.

            IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the day and year first above written.

                                    ASSIGNOR:
                                    1001 FOURTH AVENUE ASSOCIATES
                                    an Illinois general partnership

                                    By: Carlyle Real Estate Limited
                                        Partnership - XIII,
                                        Managing General Partner

                                        By:  JMB Realty Corporation,
                                             Corporate General Partner of
                                             Carlyle Real Estate Limited
                                             Partnership - XIII


                                             By:
                                                  Julie Strocchia
                                                  Vice President

                                    ASSIGNEE:
                                    SEAFO, INC.


                                    By:

                                    Its:
STATE OF NEW YORK )
                        )     ss.:
COUNTY OF NEW YORK      )

            On the     day of November, 1993, before me personally came Julie
Strocchia, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.



                                             Notary Public


My Commission expires:               .
City of Residence:                   .





STATE OF NEW YORK )
                        )     ss.:
COUNTY OF NEW YORK      )

            On the     day of November, 1993, before me personally came

                      , to me known, who, being by me duly sworn, did depose
and say that he resides at                                           ; that he
is the                          of SEAFO, INC., the corporation described in
and which executed the foregoing instrument; and that he signed his name there by like order.



                                             Notary Public


My Commission expires:               .
City of Residence:                   .

                                   EXHIBIT I





RECORD AND RETURN TO:

Rogers & Wells
200 Park Avenue
New York, New York  10166
Attn:  Lewis Bart Stone, Esq.



                    ASSIGNMENT AND ASSUMPTION OF CONTRACTS


            This Assignment and Assumption of Contracts made as of this ____ day of November, 1993, between 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership ("Assignor"), and SEAFO, INC., a Delaware corporation ("Assignee").

            WITNESSETH, that Assignor, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, does hereby ASSIGN, TRANSFER, AND CONVEY unto Assignee, its successors and assigns, all right, title and interest of Assignor in, to and under those certain service, maintenance and other contracts and agreements and equipment and other leases (excluding space leases) more fully described in Exhibit "A" attached hereto and made a part hereof (collectively, the "Contracts") with respect to the improvements and personal property located on the real property described in Exhibit "B" attached hereto.

            TO HAVE AND TO HOLD the Contracts, together with all rights and privileges thereunto belonging and all transferable or assignable deposits made by Assignor thereunder, unto Assignee, its successors and assigns, for and during the remainder of the terms of the Contracts.

            Assignee does hereby covenant to and agree with Assignor that Assignee accepts the foregoing assignment and assumes all of the terms, covenants and provisions of the Contracts on the part of Assignee thereunder to be performed or complied with and arising or accruing on and after the date hereof.

            This Assignment and Assumption of Contracts shall be governed by and construed in accordance with the internal laws of the State of Washington without regard to principles of conflict of law.

            IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed as of the day and year first above written.

                              ASSIGNOR:
                              1001 FOURTH AVENUE ASSOCIATES
                              an Illinois general partnership

                              By: Carlyle Real Estate Limited Partnership - XIII
                                    Managing General Partner

                                    By:   JMB Realty Corporation,
                                          Corporate General Partner of Carlyle
Real                                       Estate Limited Partnership - XIII


                                          By:
                                                Julie Strocchia
                                                Vice President

                              ASSIGNEE:
                              SEAFO, INC.

                              By:

                                    Its:

STATE OF NEW YORK )
                        )     ss.:
COUNTY OF NEW YORK      )

            On the     day of November, 1993, before me personally came Julie
Strocchia, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.



                                                   Notary Public

My Commission expires:               .
City of Residence:                   .





STATE OF NEW YORK )
                        )     ss.:
COUNTY OF NEW YORK      )

            On the     day of November, 1993, before me personally came

                      , to me known, who, being by me duly sworn, did depose
and say that he resides at                                           ; that he
is the                          of SEAFO, INC., the corporation described in
and which executed the foregoing instrument; and that he signed his name there by like order.



                                                   Notary Public

My Commission expires:               .
City of Residence:                   .

                                   EXHIBIT J

                       ASSIGNMENT OF INTANGIBLE PROPERTY


            WITNESSETH, that 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership (collectively, "Assignor"), for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration to it in hand paid by SEAFO, INC., a Delaware corporation ("Assignee"), the receipt and sufficiency of which are hereby acknowledged, has ASSIGNED, TRANSFERRED, SET OVER, DELIVERED AND CONVEYED and by these presents does hereby ASSIGN, TRANSFER, SET OVER, DELIVER AND CONVEY unto Assignee, its successors and assigns all right, title and interest of Assignor in and to all of the following (hereinafter collectively referred to as the "Assigned Property") to the extent that the same apply to that certain real property described in "Exhibit A" attached hereto and the improvements located thereon and subject to the terms and conditions of that certain Agreement for the Delivery of a Deed In Lieu of Foreclosure dated as of October 29, 1993, between Assignor and Assignee (the "Agreement") (all capitalized terms not otherwise defined herein shall have the meaning as set forth in the Agreement):

            (1) the certificates of occupancy with respect to the Improvements and, to the extent maintained by or on behalf of Assignor, all other transferable licenses, certificates and permits issued by any governmental or quasi-governmental authority with respect to the Property or the use, maintenance and operations thereof;

            (2) all architectural, mechanical, engineering and other plans and specifications within Assignor's possession or subject to its control relating to the completed construction or renovation of or other work at the Building Complex and any unexpired warranties, guaranties or sureties in favor of Assignor with respect thereto;

            (3) all promotional advertising literature and materials, catalogs, booklets and manuals relating to the Property or the use, operation or maintenance thereof;

            (4) all intangible personal property relating to the ownership, construction, renovation, operation and leasing of the Property, including, without limitation, the good will pertaining thereto;

            (5) all environmental reports, asbestos reports and files relating to asbestos work within Assignor's possession;

            (6) all accounting, financial and operating information located at the Property;

            (7) the Order Granting Summary Judgment Against UCAQ International, Inc., as entered as Case No. 92-2-13158-7, and entitled 1001 Fourth Avenue Associates, a corporation, Plaintiff v. UCAQ International, Inc., a corporation, and Masao Matsumoto, an individual and the marital community thereof, Defendants, in the Superior Court of the State of Washington for King County;

            (8) the Default Judgment against Masao Matsumoto, as entered as Case No. 92-2-13158-7, in the Superior Court of the State of Washington for King County;

            (9) the Judgment and Order Directing Issuance of Writ of Restitution, as entered as Case No. 90-2-21313-7, and entitled 1001 Fourth Avenue Associates, an Illinois General Partnership, Plaintiff v. Mirabeau, Inc., a Washington corporation, Defendant, in the Superior Court of the State of Washington in and for the County of King;

            (10) the First Amended Complaint For Unlawful Detainer, as entered as Case No. 93-2-23702-2, and entitled 1001 Fourth Avenue Associates, an Illinois general partnership, Plaintiff, v. Trans Pacific Stores, Ltd., a corporation, Defendant, in the Superior Court of the State of Washington in and for the County of King; and

            (11) all transferable or assignable warranties, guaranties, contract rights and miscellaneous rights, if any, with respect to the Property, including any of the property described in items (1) through (10) above.

            TO HAVE AND TO HOLD the Assigned Property, together with all rights and privileges thereunto belonging unto Assignee, its successors and assigns, forever.

            This Assignment of Intangible Property shall be governed by and construed in accordance with the internal laws of the State of Washington without regard to principles of conflict of law.

            EXECUTED AND DELIVERED this     day of November, 1993.

                                    ASSIGNOR:


                                    1001 FOURTH AVENUE ASSOCIATES
                                    an Illinois general partnership

                                    By:   Carlyle Real Estate Limited
                                           Partnership - XIII,
                                          Managing General Partner

                                          By:   JMB Realty Corporation,
                                                Corporate General Partner
                                                of Carlyle Real Estate
                                                Limited Partnership - XIII


                                          By:   _________________________
                                                Julie Strocchia
                                                Vice President

STATE OF NEW YORK )
                        )     ss.:
COUNTY OF NEW YORK      )

            On the     day of November, 1993, before me personally came Julie
Strocchia, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.



                                                   Notary Public

My Commission expires:               .
City of Residence:                   .

EXHIBIT K

RELEASE OF EXCESS NET CASH FLOW

                         1001 FOURTH AVENUE ASSOCIATES
                          c/o JMB Realty Corporation
                           900 North Michigan Avenue
                                  Suite 1900
                            Chicago, Illinois 60611

                                          November 1, 1993
Common Retirement Fund of
  the State of New York
Office of the State Comptroller
270 Broadway
New York, NY 10007

Gentlemen:

            Reference is made to that certain Agreement for the Delivery of a Deed In Lieu of Foreclosure dated as of October 29, 1993 between 1001 Fourth Avenue Associates, as Mortgagor, and Seafo, Inc., as Mortgagee (the "Agreement"). All capitalized terms used herein which are not otherwise defined herein shall have the respective meanings ascribed to them in the Agreement.

            This letter shall confirm our understanding, that pursuant to Mortgagor's closing requirements under Section 7.2.15 of the Agreement, the undersigned, JMB Realty Corporation ("JMB"), hereby releases to the Common Retirement Fund of the State of New York ("CRF") and hereafter shall have no future claim, right or title to any positive Net Cash Flow in excess of the Approved Working Reserve ("Excess Net Cash Flow"), as such term is defined in the Commitment for Modification of First Deed of Trust Note between CRF and Mortgagor, dated October 5, 1987. Such Excess Net Cash Flow is currently being held by CRF.

                                    Very truly yours,

                                    1001 FOURTH AVENUE ASSOCIATES
                                    an Illinois general partnership

                                    By:   Carlyle Real Estate Limited
                                          Partnership - XIII,
                                          Managing General Partner

                                    By:   JMB Realty Corporation,
                                          Corporate General Partner of
                                          Carlyle Real Estate Limited
                                          Partnership - XIII

                                    By:  _____________________________
                                          Julie Strocchia
                                          Vice President
                                   EXHIBIT L

                        LITIGATION SETTLEMENT DOCUMENTS

SUPREME COURT OF THE STATE OF NEW YORK
APPELLATE DIVISION - FIRST DEPARTMENT
- - - - - - - - - - - - - - - - - - - - -x
1001 FOURTH AVENUE ASSOCIATES,

 Plaintiff/Appellant/Cross-Respondent,

                - against -

JONES LANG WOOTTON REALTY ADVISORS, and
COMPTROLLER OF THE STATE OF NEW YORK
AS TRUSTEE OF THE COMMON RETIREMENT
FUND OF THE STATE OF NEW YORK,

 Defendants/Respondents/Cross-Appellants,


                - and -
:

:

:

:

:

:

:

:

:

 New York County
 Clerk's Index No.
 30222/92





 STIPULATION
WITHDRAWING APPEALS
AND CROSS-APPEAL
CHEMICAL BANK,

                 Defendant/Respondent.

:

:- - - - - - - - - - - - - - - - - - - -x

              IT IS HEREBY STIPULATED, by and between the parties hereto, through their undersigned counsel, that each appeal and cross-appeal taken in this action is, and the same hereby are, withdrawn and dismissed with prejudice, each party to bear its own costs, expenses and attorneys' fees.
Dated:  New York, New York
         October __, 1993


_____________________________              _______________________
OBER, KALER, GRIMES & SHRIVER              ROGERS & WELLS
Attorneys for 1001 Fourth Avenue           Attorneys for Jones Lang
  Associates                                 Wootton Realty Advisors
1345 Avenue of the Americas                          and
New York, New York 10105                   Comptroller of The State of
212-315-3200                                 New York as Trustee of The
                                             Common Retirement Fund of
                                             The State of New York
                                           200 Park Avenue
                                           New York, New York 10166
                                           212-878-8000



SUPREME COURT OF THE STATE OF NEW YORK
COUNTY OF NEW YORK
- - - - - - - - - - - - - - - - - - - - -x
1001 FOURTH AVENUE ASSOCIATES,

                Plaintiff,

                - against -

JONES LANG WOOTTON REALTY ADVISORS,
COMPTROLLER OF THE STATE OF NEW YORK AS
TRUSTEE OF THE COMMON RETIREMENT FUND OF
THE STATE OF NEW YORK and CHEMICAL BANK,

                Defendants.
:

:

:

:

:

:

:Index No. 30222/92


Hon. Burton S. Sherman
IAS Part 19

STIPULATION AND ORDER
DISCONTINUING ACTION
WITH PREJUDICE       - - - - - - - - - - - - - - - - - - - -x


            IT IS HEREBY STIPULATED AND AGREED, by and among the parties hereto, through their undersigned counsel, that all claims of the plaintiff against all defendants in this action, and all claims of defendants against the bond posted in this action by or on behalf of the plaintiff, are hereby discontinued with prejudice, each party to bear its own costs, expenses and attorneys' fees.

Dated:      New York, New York
            October   , 1993



_____________________________              _______________________
OBER, KALER, GRIMES & SHRIVER              ROGERS & WELLS
Attorneys for 1001 Fourth Avenue           Attorneys for Jones Lang
  Associates                                 Wootton Realty Advisors
1345 Avenue of the Americas                          and
New York, New York 10105                   Comptroller of The State of
212-315-3200                               New York as Trustee of The
                                             Common Retirement Fund of
                                             The State of New York
                                           200 Park Avenue
                                           New York, New York 10166
                                           212-878-8000

CHEMICAL BANK LEGAL DEPARTMENT


By:___________________________
   Andrew N. Keen, Esq.
Attorneys for Defendant
  Chemical Bank
270 Park Avenue - 39th Floor
New York, New York 10017
212-270-0088




SO  ORDERED:





       Justice Burton S. Sherman

October __, 1993


























                                                                   Page 2 of 2
                                   EXHIBIT M

                  RELEASE OF TAX AND INSURANCE ESCROW ACCOUNT

                         1001 FOURTH AVENUE ASSOCIATES
                          c/o JMB Realty Corporation
                           900 North Michigan Avenue
                                  Suite 1900
                            Chicago, Illinois 60611

                                          November 1, 1993
Common Retirement Fund of
  the State of New York
Office of the State Comptroller
270 Broadway
New York, NY 10007

Gentlemen:

            Reference is made to that certain Agreement for the Delivery of a 2Deed In Lieu of Foreclosure dated as of October 29, 1993 between 1001 Fourth Avenue Associates, as Mortgagor, and Seafo, Inc., as Mortgagee (the "Agreement"). All capitalized terms used herein which are not otherwise defined herein shall have the respective meanings ascribed to them in the Agreement.

            This letter shall confirm our understanding, that pursuant to Mortgagor's closing requirements under Section 7.2.6 of the Agreement, the undersigned, JMB Realty Corporation ("JMB"), hereby releases to the Common Retirement Fund of the State of New York ("CRF") and hereafter shall have no future claim, right or title to that certain tax and insurance escrow account relating to the Property (the "Tax and Insurance Escrow Account"). The Tax and Insurance Escrow Account is currently being held by CRF.

                                    Very truly yours,

                                    1001 FOURTH AVENUE ASSOCIATES
                                    an Illinois general partnership

                                    By:   Carlyle Real Estate Limited
                                          Partnership - XIII,
                                          Managing General Partner

                                    By:   JMB Realty Corporation,
                                          Corporate General Partner of
                                          Carlyle Real Estate Limited
                                          Partnership - XIII

                                    By:  _____________________________
                                          Julie Strocchia
                                          Vice President


                                   EXHIBIT N


                 ASSIGNMENT OF FUTURE TAX OR INSURANCE REFUNDS



            WITNESSETH, that 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership (collectively, "Assignor"), for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration to it in hand paid by SEAFO, INC., a Delaware corporation ("Assignee"), the receipt and sufficiency of which are hereby acknowledged, has ASSIGNED, TRANSFERRED, SET OVER, DELIVERED AND CONVEYED and by these presents does hereby ASSIGN, TRANSFER, SET OVER, DELIVER AND CONVEY unto Assignee, its successors and assigns all right, title and interest of Assignor in and to all of the following (hereinafter collectively referred to as the "Assigned Property") to the extent that the same apply to that certain real property described in "Exhibit A" attached hereto and the improvements located thereon and subject to the terms and conditions of that certain Agreement for the Delivery of a Deed In Lieu of Foreclosure dated as of October 29, 1993, between Assignor and Assignee (the "Agreement") (all capitalized terms not otherwise defined herein shall have the meaning as set forth in the Agreement):

            (1)   all future refunds from any taxing
authority (which refunds Assignor shall hold in trust for the benefit of Assignee); and

            (2) all future refunds from any insurer with respect to premiums paid for insurance on the Property (which refunds Assignor shall hold in trust for the benefit of Assignee).


            TO HAVE AND TO HOLD the Assigned Property, together with all rights and privileges thereunto belonging unto Assignee, its successors and assigns, forever.

            This Assignment of Future Tax or Insurance Refunds shall be governed by and construed in accordance with the internal laws of the State of Washington without regard to principles of conflict of law.

            EXECUTED AND DELIVERED this     day of November, 1993.

                                    ASSIGNOR:

                                    1001 FOURTH AVENUE ASSOCIATES
                                    an Illinois general partnership

                                    By:   Carlyle Real Estate Limited
Partnership - XIII,
                                          Managing General Partner

                                          By:   JMB Realty Corporation,
                                                Corporate General Partner
                                                of Carlyle Real Estate
                                                Limited Partnership-XIII

                                          By:   _________________________
                                                Julie Strocchia
                                                Vice President

STATE OF NEW YORK )
                        )     ss.:
COUNTY OF NEW YORK      )

            On the     day of November, 1993, before me personally came Julie
Strocchia, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.



                                                   Notary Public

My Commission expires:               .
City of Residence:                   .

                                   EXHIBIT O

                               WIRE INSTRUCTIONS

                               [TO BE ATTACHED]

                                   EXHIBIT P

                                SITE EMPLOYEES


                                   EXHIBIT Q

                            LETTER TO CHEMICAL BANK

State of New York
Office of the State Comptroller
Albany, New York  12236


                                                October 29, 1993

Mr. Anthony Capasso
Vice President
Chemical Bank
Letter of Credit
  Department
55 Water Street - Room 1708
New York, New York  10017

            Re: Chemical Bank Letter of Credit No. C-237248, dated November 9, 1987, as amended
                              and
                  The action entitled: 1001 Fourth Avenue Associates vs. Jones Lang, et al., Index No. 30222/92, pending in the Supreme Court of the State of New York for the County of New York

Dear Mr. Capasso:

      In connection with the above letter of credit issued to the benefit of the New York State Employees Retirement System (the "Credit"), this is to advise Chemical Bank that all drawings on the Credit, including the drawing submitted on or about November 6, 1992 by Jones Lang Wootton Realty Advisors ("JLW"), are hereby withdrawn, and the undersigned acknowledges that the Credit has expired and that there will not be any further drawings on the Credit. The documents presented to Chemical Bank by JLW with respect to the Credit should please be returned to the undersigned.

                                       Very truly yours,

                                       COMPTROLLER OF THE STATE OF
                                         NEW YORK AS TRUSTEE OF THE
                                         COMMON RETIREMENT FUND



                                       By:_________________________
                                              John E. Hull
                                           Deputy Comptroller, Division of
                                           Investments and Cash Management












          AGREEMENT FOR THE DELIVERY OF A DEED IN LIEU OF FORECLOSURE

                                    BETWEEN

                         1001 FOURTH AVENUE ASSOCIATES

                                   MORTGAGOR


                                      and


                                  SEAFO, INC.

                                   MORTGAGEE






1001 FOURTH AVENUE PLAZA BUILDING

SEATTLE, WASHINGTON










                        Dated:  as of October 29, 1993



                         AGREEMENT FOR THE DELIVERY OF

                         A DEED IN LIEU OF FORECLOSURE

                                     BETWEEN

                         1001 FOURTH AVENUE ASSOCIATES

                                    MORTGAGOR

                                       and

                                   SEAFO, INC.

                                    MORTGAGEE


TABLE OF CONTENTS

Article                                                                    Page

1.    Definitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

2.    Agreement to Convey. . . . . . . . . . . . . . . . . . . . . . . . .   3

3.    Other Property Included in the Conveyance. . . . . . . . . . . . . .   4

4.    Release. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

5.    Mortgagee's Inspection of the Property . . . . . . . . . . . . . . .   5

6.    Brokerage, Management and Site Personnel . . . . . . . . . . . . . .   5

7.    Closing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

8.    Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

9.    Notices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

10.   General Provisions . . . . . . . . . . . . . . . . . . . . . . . . .  11
                                   EXHIBITS
A  -   Legal Description
B  -   Contracts
C  -   Notices to Existing Tenants

D  -   Pending Leases
E  -   Statement of Net Cash Flow
F  -   Deed
G  -   Bill of Sale
H  -   Assignment and Assumption of Leases
I  -   Assignment and Assumption of Contracts
J  -   Assignment of Intangible Property
K  -   Release of Excess Net Cash Flow
L  -  Litigation Settlement Documents
M  -   Release of Tax and Insurance Escrow Account

N  -   Assignment of Future Tax or Insurance Refunds

O  -   Wire Instructions
P  -   Site Employees
Q  -   Letter to Chemical Bank



                                 BILL OF SALE

             This Bill of Sale is made as of this 1st day of November, 1993 by 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership ("Mortgagor") to SEAFO, INC., a Delaware corporation ("Mortgagee"). Terms not otherwise defined herein shall have the same meanings as set forth in that certain Agreement For the Delivery of a Deed in Lieu of Foreclosure dated as of October 29th, 1993, between Mortgagor and Mortgagee.

             WITNESSETH, that Mortgagor, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, does hereby ASSIGN, TRANSFER and DELIVER to Mortgagee all appliances, apparatus, fixtures, equipment (including, without limitation, all heating, ventilating, incinerating, lighting, plumbing, electrical and air-conditioning fixtures and equipment), machinery, fittings and other articles of personal property now situate in or on or attached to the Building Complex (collectively, the "Personal Property"). Notwithstanding the foregoing, the term "Personal Property" shall exclude all such above listed items to the extent owned by tenants under the Existing Leases or by parties other than Mortgagor under the Contracts.

             TO HAVE AND TO HOLD the Personal Property unto Mortgagee, its successors and assigns, forever. And the Mortgagor shall warrant and defend the title to the Personal Property unto Mortgagee, its successors and assigns forever against the lawful claims of all persons and entities claiming by, through or under Mortgagor.

             IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed as of the date and year first above written.

                         MORTGAGOR:
                         1001 FOURTH AVENUE ASSOCIATES
                         an Illinois general partnership

                         By:  Carlyle Real Estate Limited
                               Partnership - XIII,
                               Managing General Partner

                         By:   JMB Realty Corporation, Corporate   General
Partner of Carlyle Real Estate
                               Limited Partnership - XIII

                               By:
                                     --------------------------
                                     Julie A. Strocchia
                               Its: Vice President

STATE OF NEW YORK  )
                         )     ss.:
COUNTY OF NEW YORK )

             On the 1st day of November, 1993, before me personally came
JULIE A. STROCCHIA, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.



                         ------------------------------
                                        Notary Public

My Commission expires:
                       --------------
City of Residence:
                   ------------------






RECORD AND RETURN TO:

Rogers & Wells
200 Park Avenue
New York, New York  10166
Attn:  Lewis Bart Stone, Esq.



             ASSIGNMENT AND ASSUMPTION OF CONTRACTS


           This Assignment and Assumption of Contracts made as of this 1st day of November, 1993, between 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership ("Assignor"), and SEAFO, INC., a Delaware corporation ("Assignee").

           WITNESSETH, that Assignor, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, does hereby ASSIGN, TRANSFER, AND CONVEY unto Assignee, its successors and assigns, all right, title and interest of Assignor in, to and under those certain service, maintenance and other contracts and agreements and equipment and other leases (excluding space leases) more fully described in Exhibit "A" attached hereto and made a part hereof (collectively, the "Contracts") with respect to the improvements and personal property located on the real property described in Exhibit "B" attached hereto.

           TO HAVE AND TO HOLD the Contracts, together with all rights and privileges thereunto belonging and all transferable or assignable deposits made by Assignor thereunder, unto Assignee, its successors and assigns, for and during the remainder of the terms of the Contracts.

           Assignee does hereby covenant to and agree with Assignor that Assignee accepts the foregoing assignment and assumes all of the terms, covenants and provisions of the Contracts on the part of Assignee thereunder to be performed or complied with and arising or accruing on and after the date hereof.

           This Assignment and Assumption of Contracts shall be governed by and construed in accordance with the internal laws of the State of Washington without regard to principles of conflict of law.

           IN WITNESS WHEREOF, the parties have caused this instrument to be duly executed as of the day and year first above written.

                          ASSIGNOR:
                          1001 FOURTH AVENUE ASSOCIATES
                          an Illinois general partnership

                          By:  Carlyle Real Estate Limited Partnership
- - XIII,
                               Managing General Partner

                               By:  JMB Realty Corporation,
                                    Corporate General Partner of
Carlyle Real Estate Limited Partnership - XIII


                                    By: _________________________
                                         Julie A. Strocchia
                                    Its: Vice President


                          ASSIGNEE:
                          SEAFO, INC.

                          By:  __________________________________

                               Its: _____________________________

STATE OF NEW YORK)
                    )    ss.:
COUNTY OF NEW YORK  )

          On the 1st day of November, 1993, before me personally came JULIE
A. STROCCHIA, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illnois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.


                                   _____________________________
                                           Notary Public

My Commission expires: _____________ .
City of Residence: _________________ .





STATE OF NEW YORK)
                    )    ss.:
COUNTY OF NEW YORK  )

          On the 1st day of November, 1993, before me personally came ______________________________, to me known, who, being by me duly sworn, did depose and say that he resides at _______________  _________________________;
that he is the _______________________ of SEAFO, INC., the corporation described in and which executed the foregoing instrument; and that he signed his name there by like order.


                                   _____________________________
                                           Notary Public

My Commission expires: _____________ .
City of Residence: _________________ .

EXHIBIT A

CONTRACTS

1. Agreement for Provision of Security Services dated September 1, 1983, between 1001 Fourth Avenue Associates, as Owner, and Seattle-First National Bank, as Contractor;

2. Vertical Transportation Contract, dated July 1, 1992, between 1001 Fourth Avenue Associates, as Owner, and Schindler Elevator Corporation, as Contractor;

3. Modernization/Repair Contract and all Supplemental Proposals thereto, dated October 6, 1992, between 1001 Fourth Avenue Associates, by JMB Properties Company, as agent, and Schindler Elevator Corporation;

4. Master Agreement, dated May 31, 1991, as amended by the Master Agreement Extension and Amendment Agreement No. 1, dated December 30, 1992, between Turner Construction Company, as Contractor, and JMB Properties Company, as agent for the property owner;

5. Work/Construction Agreement, dated August 20, 1993, between 1001 Fourth Avenue Associates, as Owner, and Auburn Mechanical, Inc., as Contractor;

6. Settlement and Mutual Release of All Claims, dated September 16, 1993, between 1001 Fourth Avenue Associates, by and through JMB Properties Company, its agent, the Municipality of Metropolitan Seattle, Mortrude Floor Company and Tri-State Construction, Inc.;

7. Continuing Service Agreement, dated, August 20, 1993, between 1001 Fourth Avenue Associates by JMB Properties Company, as agent, and P&G Plant Company; and

8. Property Operation and Maintenance Agreement, dated March 23, 1993, between JMB Properties Company, as agent for the property owner, and Urban Engineering Co., as Contractor.

9. Work Construction Agreement, dated April 5, 1993, between 1001 Fourth Avenue Associates, as Owner, and Aluminum and Bronze Fabricators, Inc., as Contractor.

                  1001 FOURTH AVENUE ASSOCIATES
                   C/O JMB REALTY CORPORATION
                    900 NORTH MICHIGAN AVENUE
                           SUITE 1900
                     CHICAGO, ILLINOIS 60611

                                    November 1, 1993
Common Retirement Fund of
  the State of New York
Office of the State Comptroller
270 Broadway
New York, NY 10007

Gentlemen:

           Reference is made to that certain Agreement for the Delivery of a Deed In Lieu of Foreclosure dated as of October 29, 1993 between 1001 Fourth Avenue Associates, as Mortgagor, and Seafo, Inc., as Mortgagee (the "Agreement"). All capitalized terms used herein which are not otherwise defined herein shall have the respective meanings ascribed to them in the Agreement.

           This letter shall confirm our understanding, that pursuant to Mortgagor's closing requirements under Section 7.2.15 of the Agreement, the undersigned, JMB Realty Corporation ("JMB"), hereby releases to the Common Retirement Fund of the State of New York ("CRF") and hereafter shall have no future claim, right or title to any positive Net Cash Flow in excess of the Approved Working Reserve ("Excess Net Cash Flow"), as such term is defined in the Commitment for Modification of First Deed of Trust Note between CRF and Mortgagor, dated October 5, 1987. Such Excess Net Cash Flow is currently being held by CRF.

                               Very truly yours,

                               1001 FOURTH AVENUE ASSOCIATES
                               an Illinois general partnership

                               By:  Carlyle Real Estate Limited
                                    Partnership - XIII,
                                    Managing General Partner

                               By:  JMB Realty Corporation,
                                    Corporate General Partner of
                                    Carlyle Real Estate Limited
                                    Partnership - XIII

                               By:  _____________________________
                                    Julie A. Strocchia
                                    Its: Vice President
                  1001 FOURTH AVENUE ASSOCIATES
                   C/O JMB REALTY CORPORATION
                    900 NORTH MICHIGAN AVENUE
                           SUITE 1900
                     CHICAGO, ILLINOIS 60611

                                    November 1, 1993
Common Retirement Fund of
  the State of New York
Office of the State Comptroller
270 Broadway
New York, NY 10007

Gentlemen:

           Reference is made to that certain Agreement for the Delivery of a Deed In Lieu of Foreclosure dated as of October 29, 1993 between 1001 Fourth Avenue Associates, as Mortgagor, and Seafo, Inc., as Mortgagee (the "Agreement"). All capitalized terms used herein which are not otherwise defined herein shall have the respective meanings ascribed to them in the Agreement.

           This letter shall confirm our understanding, that pursuant to Mortgagor's closing requirements under Section 7.2.6 of the Agreement, the undersigned, JMB Realty Corporation ("JMB"), hereby releases to the Common Retirement Fund of the State of New York ("CRF") and hereafter shall have no future claim, right or title to that certain tax and insurance escrow account relating to the Property (the "Tax and Insurance Escrow Account"). The Tax and Insurance Escrow Account is currently being held by CRF.

                               Very truly yours,

                               1001 FOURTH AVENUE ASSOCIATES
                               an Illinois general partnership

                               By:  Carlyle Real Estate Limited
                                    Partnership - XIII,
                                    Managing General Partner

                               By:  JMB Realty Corporation,
                                    Corporate General Partner of
                                    Carlyle Real Estate Limited
                                    Partnership - XIII

                               By:  _____________________________
                                    Julie A. Strocchia
                                    Its: Vice President






Filed for Record at Request of:

     Rogers & Wells
     200 Park Avenue
     New York, New York 10166
     Attention:  Lewis Bart Stone, Esq.


             QUIT CLAIM DEED IN LIEU OF FORECLOSURE

          The Grantor, 1001 Fourth Avenue Associates, an Illinois general partnership, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, and in lieu of foreclosure of the below-mentioned Deed of Trust, conveys and quit claims to Seafo, Inc., a Delaware corporation, the following described real estate, situated in the County of King, State of Washington (the "Property"):

                     See Exhibit A attached.

          This deed is an absolute conveyance of title in effect as well as in form, and is not intended as a mortgage, trust conveyance, or security of any kind. Consideration for this deed consists of full release of the Grantor from all debts and obligations of Grantor as secured by the deed of trust on the Property dated April 26, 1984 and recorded on the same date under Recording No. 8404260342, Records of King County, Washington, as modified by a Modification of Deed of Trust dated October 5, 1987 and recorded November 17,1987 under Recording No. 8711171151, Records of King County, Washington (the "Deed of Trust"). This deed fully satisfies the indebtedness of the Deed of Trust and terminates in all respects the Deed of Trust, the note secured thereby, and all related security documents.

          DATED this 29th day of October, 1993.

                              1001 FOURTH AVENUE ASSOCIATES
                              an Illinois general partnership

                              By:  Carlyle Real Estate Limited
                                   Partnership - XIII,
                                   Managing General Partner

                                   By: JMB Realty Corporation,
                                       Corporate General Partner of
                                       Carlyle Real Estate Limited
                                       Partnership - XIII


                              By:
                                   Authorized Signatory

                              Its:
                                   -------------------------

RECORD AND RETURN TO:

Rogers & Wells
200 Park Avenue
New York, New York  10166
Attn:  Lewis Bart Stone, Esq.


                 ASSIGNMENT AND ASSUMPTION OF LEASES AND RENTS


             This Assignment and Assumption of Leases, made as of this 1st day of November, 1993 between 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership ("Assignor") and SEAFO, INC., a Delaware corporation ("Assignee").

             WITNESSETH, that Assignor, for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, does hereby ASSIGN, TRANSFER, AND CONVEY unto Assignee, its successors and assigns, all right, title and interest of Assignor in, to and under all existing leases, together with all security deposits, advance rentals and other advance payments payable by tenants thereunder (collectively, the "Leases") demising portions of the improvements located on the real property described in Exhibit "A" attached hereto.

             TO HAVE AND TO HOLD the Leases, together with all rights and privileges thereunto belonging unto Assignee, its successors and assigns, including, without limitation, all security deposits, any documents or instruments securing the obligations of the tenants thereunder and advance rentals paid for the month of November, 1993 or thereafter and other advance payments made or given thereunder, for and during the remainder of the terms of the Leases, as well as all rents received by Assignor on or after October 23, 1993.

             Assignee does hereby covenant to and agree with Assignor that Assignee accepts the foregoing assignment and assumes all of the terms, covenants and provisions of the Leases on the part of Assignee thereunder to be performed and arising or accruing on and after the date hereof.

             This Assignment and Assumption of Leases shall be governed by and construed in accordance with the internal laws of the State of Washington without regard to principles of conflict of law.

             IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the day and year first above written.

                                    ASSIGNOR:
                                    1001 FOURTH AVENUE ASSOCIATES
                                    an Illinois general partnership

                                    By: Carlyle Real Estate Limited
                                        Partnership - XIII,
                                        Managing General Partner

                                        By:  JMB Realty Corporation,
                                             Corporate General Partner of
                                             Carlyle Real Estate Limited
                                             Partnership - XIII


                                        By:  ____________________________
                                                   Julie A. Strocchia
                                                   Its: Vice President


                                    ASSIGNEE:
                                    SEAFO, INC.


                                    By:________________________________

                                    Its:_______________________________
      STATE OF NEW YORK )
                        )     ss.:
COUNTY OF NEW YORK      )

            On the 1st day of November, 1993, before me personally came JULIE
A. STROCCHIA, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.


                                    ______________________________
                                             Notary Public


My Commission expires: ______________.
City of Residence: __________________.





      STATE OF NEW YORK )
                        )     ss.:
COUNTY OF NEW YORK      )

            On the 1st day of November, 1993, before me personally came _________________, to me known, who, being by me duly sworn, did depose and say that he resides at ____________________________ ___________; that he is the ________________________ of SEAFO, INC., the corporation described in and which executed the foregoing instrument; and that he signed his name there by like order.


                                    ______________________________
                                             Notary Public


My Commission expires: ______________.
City of Residence: __________________.


                ASSIGNMENT OF INTANGIBLE PROPERTY


           WITNESSETH, that 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership (collectively, "Assignor"), for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration to it in hand paid by SEAFO, INC., a Delaware corporation ("Assignee"), the receipt and sufficiency of which are hereby acknowledged, has ASSIGNED, TRANSFERRED, SET OVER, DELIVERED AND CONVEYED and by these presents does hereby ASSIGN, TRANSFER, SET OVER, DELIVER AND CONVEY unto Assignee, its successors and assigns all right, title and interest of Assignor in and to all of the following (hereinafter collectively referred to as the "Assigned Property") to the extent that the same apply to that certain real property described in "Exhibit A" attached hereto and the improvements located thereon and subject to the terms and conditions of that certain Agreement for the Delivery of a Deed In Lieu of Foreclosure dated as of October 29th, 1993, between Assignor and Assignee (the "Agreement") (all capitalized terms not otherwise defined herein shall have the meaning as set forth in the Agreement):

           (1) the certificates of occupancy with respect to the Improvements and, to the extent maintained by or on behalf of Assignor, all other transferable licenses, certificates and permits issued by any governmental or quasi-governmental authority with respect to the Property or the use, maintenance and operations thereof;

           (2) all architectural, mechanical, engineering and other plans and specifications within Assignor's possession or subject to its control relating to the completed construction or renovation of or other work at the Building Complex and any unexpired warranties, guaranties or sureties in favor of Assignor with respect thereto;

           (3) all promotional advertising literature and materials, catalogs, booklets and manuals relating to the Property or the use, operation or maintenance thereof;

           (4) all intangible personal property relating to the ownership, construction, renovation, operation and leasing of the Property, including, without limitation, the good will pertaining thereto;

           (5) all environmental reports, asbestos reports and files relating to asbestos work within Assignor's possession;

           (6) all accounting, financial and operating information located at the Property;

           (7)  the Order Granting Summary Judgment Against UCAQ
International, Inc., as entered as Case No. 92-2-13158-7, and entitled 1001 Fourth Avenue Associates, a corporation, Plaintiff v. UCAQ International, Inc., a corporation, and Masao Matsumoto, an individual and the marital community thereof, Defendants, in the Superior Court of the State of Washington for King County;

           (8) the Default Judgment against Masao Matsumoto, as entered as Case No. 92-2-13158-7, in the Superior Court of the State of Washington for King County;

           (9) the Judgment and Order Directing Issuance of Writ of Restitution, as entered as Case No. 90-2-21313-7, and entitled 1001 Fourth Avenue Associates, an Illinois General Partnership, Plaintiff v. Mirabeau, Inc., a Washington corporation, Defendant, in the Superior Court of the State of Washington in and for the County of King;

           (10) the First Amended Complaint For Unlawful Detainer, as entered as Case No. 93-2-23702-2, and entitled 1001 Fourth Avenue Associates, an Illinois general partnership, Plaintiff, v. Trans Pacific Stores, Ltd., a corporation, Defendant, in the Superior Court of the State of Washington in and for the County of King; and

           (11) all transferable or assignable warranties, guaranties, contract rights and miscellaneous rights, if any, with respect to the Property, including any of the property described in items (1) through (10) above.

           TO HAVE AND TO HOLD the Assigned Property, together with all rights and privileges thereunto belonging unto Assignee, its successors and assigns, forever.

           This Assignment of Intangible Property shall be governed by and construed in accordance with the internal laws of the State of Washington without regard to principles of conflict of law.

           EXECUTED AND DELIVERED this 1st day of November, 1993.

                               ASSIGNOR:


                               1001 FOURTH AVENUE ASSOCIATES
                               an Illinois general partnership

                               By:  Carlyle Real Estate Limited
Partnership - XIII,
                                    Managing General Partner

                                    By:  JMB Realty Corporation,
                                         Corporate General Partner
                                         of Carlyle Real Estate
                                         Limited Partnership - XIII


                                    By:  _________________________
                                          Julie A. Strocchia

                                    Its:  Vice President
 STATE OF NEW YORK)
                  )    ss.:
COUNTY OF NEW YORK)

           On the 1st day of November, 1993, before me personally came
JULIE A. STROCCHIA, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.


                                    _____________________________
                                            Notary Public

My Commission expires: _____________ .
City of Residence: _________________ .



               ASSIGNMENT OF FUTURE TAX OR INSURANCE REFUNDS



            WITNESSETH, that 1001 FOURTH AVENUE ASSOCIATES, an Illinois general partnership (collectively, "Assignor"), for and in consideration of the sum of Ten Dollars ($10.00) and other good and valuable consideration to it in hand paid by SEAFO, INC., a Delaware corporation ("Assignee"), the receipt and sufficiency of which are hereby acknowledged, has ASSIGNED, TRANSFERRED, SET OVER, DELIVERED AND CONVEYED and by these presents does hereby ASSIGN, TRANSFER, SET OVER, DELIVER AND CONVEY unto Assignee, its successors and assigns all right, title and interest of Assignor in and to all of the following (hereinafter collectively referred to as the "Assigned Property") to the extent that the same apply to that certain real property described in "Exhibit A" attached hereto and the improvements located thereon and subject to the terms and conditions of that certain Agreement for the Delivery of a Deed In Lieu of Foreclosure dated as of October 29, 1993, between Assignor and Assignee (the "Agreement") (all capitalized terms not otherwise defined herein shall have the meaning as set forth in the Agreement):

            (1)   all future refunds from any taxing
authority (which refunds Assignor shall hold in trust for the benefit of Assignee); and

            (2)   all future refunds from any insurer
with respect to premiums paid for insurance on the Property (which refunds Assignor shall hold in trust for the benefit of Assignee).


            TO HAVE AND TO HOLD the Assigned Property, together with all rights and privileges thereunto belonging unto Assignee, its successors and assigns, forever.

            This Assignment of Future Tax or Insurance Refunds shall be governed by and construed in accordance with the internal laws of the State of Washington without regard to principles of conflict of law.

            EXECUTED AND DELIVERED this 1st day of November, 1993.

                                   ASSIGNOR:

                                   1001 FOURTH AVENUE ASSOCIATES
                                   an Illinois general partnership

                                   By:   Carlyle Real Estate Limited
Partnership - XIII,
                                         Managing General Partner

                                         By:  JMB Realty Corporation,
                                              Corporate General Partner
                                              of Carlyle Real Estate
                                              Limited Partnership - XIII

                                         By:  _________________________
                                               Julie A. Strocchia
                                         Its:  Vice President
STATE OF NEW YORK )
                  )    ss.:
COUNTY OF NEW YORK)

            On the 1st day of November, 1993, before me personally came
JULIE A. STROCCHIA, to me known, who, being by me duly sworn, did depose and say that she resides at 900 North Michigan Avenue, Chicago, Illinois; that she is the Vice President of JMB REALTY CORPORATION, the corporation described in and which executed the foregoing instrument as a general partner of CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII, as a general partner of 1001 FOURTH AVENUE ASSOCIATES; and that she signed her name there by like order.


                                         _____________________________
                                                 Notary Public

My Commission expires: _____________ .
City of Residence: _________________ .

                        AMENDED AND RESTATED
                    CERTIFICATE OF INCORPORATION

                                 OF

                     CARLYLE-XIII MANAGERS, INC.




     WHEREAS, this corporation desires to change its name to Carlyle Investors, Inc.

     NOW, THEREFORE, the Certificate of Incorporation as filed with the Delaware Secretary of State on March 25, 1993 is hereby amended and restated to read as follows:

ARTICLE ONE:  The name of this corporation is Carlyle Investors, Inc.

ARTICLE TWO: The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle, 19801. The name of its registered agent at such address is The Corporation Trust Company.

ARTICLE THREE: The nature of the business or purpose to be conducted or promoted is: to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

ARTICLE FOUR: The total number of shares of stock which this corporation shall have authority to issue is 1,000 and the par value of each of such shares is One Dollar ($1.00) amounting in the aggregate to One Thousand Dollars ($1,000.00).

ARTICLE FIVE: The number of directors constituting the Board of Directors shall be that number as shall be fixed by the by-laws of this Corporation.

ARTICLE SIX:  The corporation is to have perpetual existence.

ARTICLE SEVEN: In furtherance and not in limitation of the powers conferred by statute, the Board of Directors of this corporation is expressly authorized to make, alter or repeal the by-laws of this corporation.

ARTICLE EIGHT: Elections of directors need not be by written ballot unless the by-laws of this corporation shall so provide. Meetings of the stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of this corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the by-laws of this corporation.

ARTICLE NINE: The corporation reserves the right to amend, alter, change or repeal any provision contained in this Amended and Restated Certificate of Incorporation, in the manner now and hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

ARTICLE TEN: To the fullest extent permitted by the General Corporation Law of the State of Delaware as it now exists or may hereafter be amended, no director of this corporation shall be liable to this corporation or its stockholders for monetary damages arising from a breach of fiduciary duty owed to this corporation.

ARTICLE ELEVEN: This Amended and Restated Certificate of Incorporation was duly adopted by the stockholders of this corporation pursuant to Section 242 of the General Corporation Law of Delaware on March 29, 1993.

                     This Amended and Restated Certificate of Incorporation was duly adopted by the stockholders of this corporation pursuant to Section 242 of the General Corporation Law of Delaware on April 6, 1993.

     IN WITNESS WHEREOF, the President has signed, and the Secretary has attested,

this Amended and Restated Certificate of Incorporation this 6th day of April, 1993.


                                         NEIL G. BLUHM
                                         -------------
                                         Neil G. Bluhm
                                         President

ATTEST:




Kevin B. Yates
Secretary



STATE OF ILLINOIS    )
                     )  ss
COUNTY OF COOK       )

         I, the undersigned, a Notary Public in and for said County, in the State aforesaid, DO HEREBY CERTIFY that Kevin B. Yates, the Secretary of Carlyle-XIII Managers, Inc., acknowledged that the statements set forth in the foregoing instrument are true and correct, and that he signed the foregoing instrument as his free and voluntary act for the uses and purposes therein set forth.

        Subscribed and sworn to before me this 6th day of April, 1993.






                                         Mona Sarnoff
                                         Notary Public
                        AMENDED AND RESTATED
                    CERTIFICATE OF INCORPORATION

                                 OF

                     CARLYLE-XIV MANAGERS, INC.




     WHEREAS, this corporation desires to change its name to Carlyle Managers, Inc.

     NOW, THEREFORE, the Certificate of Incorporation as filed with the Delaware Secretary of State on March 25, 1993 is hereby amended and restated to read as follows:

ARTICLE ONE:  The name of this corporation is Carlyle Managers, Inc.

ARTICLE TWO: The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle, 19801. The name of its registered agent at such address is The Corporation Trust Company.

ARTICLE THREE: The nature of the business or purpose to be conducted or promoted is: to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

ARTICLE FOUR: The total number of shares of stock which this corporation shall have authority to issue is 1,000 and the par value of each of such shares is One Dollar ($1.00) amounting in the aggregate to One Thousand Dollars ($1,000.00).

ARTICLE FIVE: The number of directors constituting the Board of Directors shall be that number as shall be fixed by the by-laws of this Corporation.

ARTICLE SIX:  The corporation is to have perpetual existence.

ARTICLE SEVEN: In furtherance and not in limitation of the powers conferred by statute, the Board of Directors of this corporation is expressly authorized to make, alter or repeal the by-laws of this corporation.

ARTICLE EIGHT: Elections of directors need not be by written ballot unless the by-laws of this corporation shall so provide. Meetings of the stockholders may be held within or without the State of Delaware, as the by-laws may provide. The books of this corporation may be kept (subject to any provision contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the by-laws of this corporation.

ARTICLE NINE: The corporation reserves the right to amend, alter, change or repeal any provision contained in this Amended and Restated Certificate of Incorporation, in the manner now and hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

ARTICLE TEN: To the fullest extent permitted by the General Corporation Law of the State of Delaware as it now exists or may hereafter be amended, no director of this corporation shall be liable to this corporation or its stockholders for monetary damages arising from a breach of fiduciary duty owed to this corporation.

                     This Amended and Restated Certificate of Incorporation was duly adopted by the stockholders of this corporation pursuant to Section 242 of the General Corporation Law of Delaware on April 6, 1993.

     IN WITNESS WHEREOF, the President has signed, and the Secretary has attested,

this Amended and Restated Certificate of Incorporation this 6th day of April, 1993.


                                         NEIL G. BLUHM
                                         -------------
                                         Neil G. Bluhm
                                         President

ATTEST:




Kevin B. Yates
Secretary



STATE OF ILLINOIS    )
                     )  ss
COUNTY OF COOK       )

         I, the undersigned, a Notary Public in and for said County, in the State aforesaid, DO HEREBY CERTIFY that Kevin B. Yates, the Secretary of Carlyle-XIV Managers, Inc., acknowledged that the statements set forth in the foregoing instrument are true and correct, and that he signed the foregoing instrument as his free and voluntary act for the uses and purposes therein set forth.

        Subscribed and sworn to before me this 6th day of April, 1993.






                                         Mona Sarnoff
                                         Notary Public









                             DEMAND NOTE


$600,000.00                                           March 25, 1993


     FOR VALUE RECEIVED, the undersigned, Carlyle Real Estate Limited Partnership-XIII, an Illinois limited partnership (hereinafter referred to as "Payor"), hereby promises to pay Carlyle Investors, Inc., a Delaware corporation (hereinafter referred to as "Payee"), on demand the principal sum of $600,000.00 (hereinafter referred to as the "Principal Amount"). The Principal Amount shall bear interest at the Alternate Federal Short-Term rate (the "Rate") as of the date hereof, which rate shall change to the Rate then in effect as of every six months from the date hereof (the "Compounding Date"); all interest shall be compounded as of every Compounding Date.

     Payor may at any time elect to prepay all or any portion of the Principal Amount, together with any accrued but unpaid interest thereon, without premium or penalty.

     IN WITNESS WHEREOF, Payor has executed this Demand Note this 25th day of March, 1993.

                                     CARLYLE REAL ESTATE
                                     LIMITED PARTNERSHIP-XIII

                                     By: JMB Realty Corporation
                                         a Delaware corporation
                                         Corporate General Partner



                                         By:
                                                   NEIL G. BLUHM
                                                   --------------
                                                   Neil G. Bluhm
                                                   President









                             DEMAND NOTE


$600,000.00                                           March 25, 1993


     FOR VALUE RECEIVED, the undersigned, Carlyle Real Estate Limited Partnership-XIII, an Illinois limited partnership (hereinafter referred to as "Payor"), hereby promises to pay Carlyle Managers, Inc., a Delaware corporation (hereinafter referred to as "Payee"), on demand the principal sum of $600,000.00 (hereinafter referred to as the "Principal Amount"). The Principal Amount shall bear interest at the Alternate Federal Short-Term rate (the "Rate") as of the date hereof, which rate shall change to the Rate then in effect as of every six months from the date hereof (the "Compounding Date"); all interest shall be compounded as of every Compounding Date.

     Payor may at any time elect to prepay all or any portion of the Principal Amount, together with any accrued but unpaid interest thereon, without premium or penalty.

     IN WITNESS WHEREOF, Payor has executed this Demand Note this 25th day of March, 1993.

                                     CARLYLE REAL ESTATE
                                     LIMITED PARTNERSHIP-XIII

                                     By: JMB Realty Corporation
                                         a Delaware corporation
                                         Corporate General Partner



                                         By:


                                                   Neil G. Bluhm
                                                   President

       SECOND AMENDED AND RESTATED ARTICLES OF PARTNERSHIP OF
                 JMB/NYC OFFICE BUILDING ASSOCIATES


     These Second Amended and Restated Articles of Partnership made and entered into as of March 30, 1993, by and between Carlyle-XIV Managers, Inc., an Delaware corporation (hereinafter referred to as "General Partner"), and Carlyle-XIII Associates, L.P., an Delaware limited partnership, Carlyle-XIV Associates, L.P., a Delaware limited partnership, and Property Partners, L.P., a Delaware limited partnership, as the limited partners (hereinafter collectively referred to as the "Limited Partners").

                         W I T N E S S E T H

     THAT WHEREAS, this partnership (hereinafter referred to as the "Partnership") was heretofore formed pursuant to the Uniform Partnership Act of the State of Illinois by Carlyle Real Estate Limited Partnership-XIII, an Illinois limited partnership, Carlyle Real Estate Limited Partnership-XIV, an Illinois limited partnership, and JMB/NYC Associates, an Illinois general partnership (hereinafter collectively referred to as the "Original Partners"); and

     THAT WHEREAS, the Original Partners have each individually assigned their respective partnership interests to the Limited Partners pursuant to that certain Amendment No. 1 to the Amended and Restated Agreement of Partnership of the Partnership (the "Agreement"); and

     THAT WHEREAS, the parties hereto desire to continue the partnership as a limited partnership pursuant to the Revised Uniform Limited Partnership Act as in effect in the State of Illinois, as amended (the "Act"), for the purposes and on the terms and conditions hereinafter set forth; and

     THAT WHEREAS, the General Partner desires to: (i) be admitted into the Partnership as a general partner, (ii) perform all of the duties and responsibilities of a general partner under the Act, and (iii) acquire a general partnership interest in the Partnership, and the Limited Partners, by their execution hereof, desire to evidence their consent to said admission and to the continuance of the Partnership as a limited partnership; and

     THAT WHEREAS, the parties hereto desire to amend and restate the partnership so that it appears in its entirety as follows.

     NOW THEREFORE, the undersigned hereby continue the partnership as a limited partnership under the provisions of the Act, except as hereinafter provided, for the purposes and on the terms and conditions as hereinafter set forth, and do hereby agree:

     1. Name of Partnership. The name of the Partnership shall be "JMB/NYC Office Building Associates, L.P."

     2. Character of the Partnership's Business. The character of the business of the Partnership will be to acquire, hold, and otherwise use for profit an interest in each of the following general partnerships: 237 Park Avenue Associates, 1290 Associates, 2 Broadway Land Company and 2 Broadway Associates which partnerships own the land (and improvements thereon) more particularly described on Exhibit A attached hereto, and to engage in any and all activities related or incidental thereto. Whenever the term "Property" appears in these Articles such term shall mean any property, real or personal, tangible or intangible, at any time owned by the Partnership, including the Partnership's respective interests in the aforementioned general partnerships and any property at any time owned by a partnership or joint venture in which the Partnership is a partner.

     3. Location of the Principal Place of Business. The location of the principal place of business of the Partnership shall be 900 North Michigan Avenue, Chicago, Illinois 60611 or such other location as shall be designated by the Partners.

     4. Names and Places of Residence of Partners. The names of the Partners of the Partnership and their respective addresses are as set forth after each respective name as follows:


     General Partner                           Residence

     Carlyle-XIV Managers, Inc.                900 North Michigan
                                               Chicago, IL 60611

     Limited Partners                          Residence

     Carlyle-XIII Associates, L.P.             900 North Michigan
                                               Chicago, IL 60611

     Carlyle-XIV Associates, L.P.              900 North Michigan

          Chicago, IL 60611

     Property Partners, L.P.                   900 North Michigan
                                               Chicago, IL 60611

As used herein, the term "Partner" shall refer to any of the General Partner or Limited Partners and the term "Partners" shall refer to the General Partner and the Limited Partners collectively and shall include their respective successors and assigns, as the case may be.

     5. Term of Partnership. The term for which the Partnership shall exist shall be until December 31, 2034 unless sooner terminated as hereinafter provided.

     6.   Contributions of the Members of the Partnership.

          A. Contributions. The Original Partners have contributed the sums set forth opposite each Partner's name on the attached Exhibit B. Each of the Limited Partners have contributed hereto the partnership interests in the Partnership assigned to them by each of the Original Partners, respectively. In the event that any Partner makes an additional contributions to the Partnership or receives a return of all or part of its contributions to the Partnership, Exhibit B shall be promptly and appropriately amended to reflect such additional or returned contribution.

          B. Withdrawals of Capital. Except as otherwise herein provided, no Partner shall be entitled to withdraw capital or to receive distributions of or against capital without the prior written consent of, and upon the terms and conditions specified by, the General Partner.

          C. Capital Accounts. The Partnership shall maintain for each of the Partners a Capital Account, which shall be the aggregate amount of the contributions to the Partnership made by such Partner, as set forth in Exhibit B, reduced by the aggregate amount of any losses allocated, and any distributions of cash or the fair market value of other assets of the Partnership made, to such Partner and increased by the aggregate amount of any profits allocated to such Partner.

          D. Loans. Except as provided in Section 8D hereof, all advances or payments to the Partnership by any Partner shall be deemed to be loans by such Partner to the Partnership, and the Partner making the same shall be entitled to interest thereon at such rates per annum as the General Partner may determine, and the same, together with interest as aforesaid, shall be repaid before any distribution shall be made hereunder to the other Partners. No such loan to the Partnership shall be made without the prior written consent of the General Partner and, unless all of the Partners otherwise agree, shall be required to be made by all of the Partners in proportion to their respective Partnership Shares (as hereinafter defined).

     7.   Partnership Shares.

          A. As used herein, "profits and losses" include, without limitation, each item of Partnership income, gain, loss and deduction as determined for Federal income tax purposes, and "Partnership Share" means the percentage for each Patner as set forth in Exhibit B. All net profits or losses from the operations of the Partnership for a fiscal year or part thereof shall be allocated to the Partners based upon their respective Partnership Shares.

     Any credits of the Partnership for a fiscal year shall be allocated in the same manner as are profits of the Partnership pursuant to this Section 7A (without regard to Section 7B), except that any investment tax credit shall be allocated only among those Partners who were partners (for Federal income tax purposes) on the date the property with respect to which such credit is earned was placed in service.


          B. There shall be allocated to each Partner (i) the amount of any profits attributable to interest, "points", financing fees and other amounts paid by such Partner to the Partnership with respect to loans made by the Partnership to such Partner and (ii) the amount of any losses attributable to interest, "points", financing fees and other amounts paid by the Partnership to a third party lender with respect to borrowings incurred by the Partnership to make loans by the Partnership to such Partner.

          C. (i) All net profits or losses from the sale or other disposition of all or any substantial portion of the Property shall be allocated to the Partners in accordance with their respective Partnership Shares on the date on which the Partnership recognized such profits or losses for Federal income tax purposes. Notwithstanding allocations in the first sentence of this Section 7C(i) if, at any time profit or loss, as the case may be, is realized by the Partnership on the sale or other disposition of all or any substantial portion of the Property, the Capital Account balances of the Partners are not in the ratio of their respective Partnership Shares (the "Equalization Ratio"), then gain shall be allocated to those Partners whose Capital Account balances are less than they would be if they were in the Equalization Ratio (or loss shall be allocated to those Partners whose Capital Account balances are greater than they would be if they were in the Equalization Ratio), in either case up to and in proportion to the amount necessary to cause the Capital Account balances of the Partners to be in the Equalization Ratio and then in accordance with the first sentence in this
Section 7C(i). Notwithstanding any adjustment of the allocation of profits or losses provided in this Agreement by any judicial body or governmental agency, the allocations of profits of losses provided in this Agreement shall control for purposes of this Agreement (or any amendment hereto pursuant to Section
12B), including without limitation, the determination of the Partners' Capital Accounts.

          (ii) The portion of any gain allocated under Section 7C(i) above that represents ordinary income attributable to "Unrealized Receivables" and "Substantially Appreciated Inventory Items", as such terms are defined in
Section 751(c) and (d), respectively, of the Internal Revenue Code of 1954, as amended (the "Code"), shall be allocated among the Partners in the proportions in which depreciation deductions on the Partnership Property sold, or tax benefits attributable to or giving rise to such Unrealized Receivables or Substantially Appreciated Inventory Items, were originally allocated to their Partnership interests. No Partner shall relinquish such Partner's share of "Unrealized Receivables" (as such term is defined in Section 751(c) of the Code) attributable to depreciation recapture in the case of a distribution or constructive distribution of property arising in connection with admission to the Partnership of another person as Person.

          D. Each distribution to the Partners of cash or other assets of the Partnership made prior to the dissolution of the Partnership, including, but not limited to, each distribution of net proceeds received by the Partnership from the sale or refinancing of all or any substantial portion of the Property, shall be made to the Partners in accordance with their respective Partnership Shares owned on the date of such distribution; provided, however, that if, at the time of any such distribution, the Capital Account balances of the Partners are not in the Equalization Ratio, then the proceeds of any such distribution shall be distributed first to the Partners having Capital Account balances greater than they would be if the Capital Account balances of all Partners were in the Equalization Ratio, up to and in proportion to the amount necessary to cause the Capital Account balances of all Partners to be in the Equalization Ratio, and then in accordance with the respective Partnership Shares of the Partners on the date of such distribution. Each distribution of cash or other assets of the Partnership made after dissolution of the Partnership shall be made in accordance with
Section 11C. Distributions to the Partners will be made in such amounts and at such times as shall be determined by the General Partner.

          E. The Partnership Shares of each of the Partners are as follows: 1% to the General Partner, 24.75% to Carlyle-XIII Associates, L.P., 49.5% to Carlyle-XIV Associates, L.P., and 24.75% to Property Partners, L.P.

     8.   Powers, Rights and Duties of the Partners.

          A. Except as otherwise provided herein, the General Partner alone shall have the full, exclusive and complete power, authority and responsibility to manage and control the affairs and funds of the Partnership in the ordinary course of its activities for the purposes herein stated, including the power to take (or omit) all or any such action as he may from time to time deem appropriate or desirable in connection therewith. In furtherance of the powers granted to the General Partner herein, and in no way in limitation thereof, the General Partner, for and on behalf of the Partnership, shall have full, exclusive and complete power and responsibility to enter into agreements of whatever nature necessary to effect the acquisition of the Partnership's assets, and such amendments and restatements thereof and supplements and modifications thereto as it amy consider to be in the best interests of the Partnership to perform all duties and obligations, and exercise all rights, as provided under such agreements in such manner as it may determine; to act on behalf of the Partnership in dealing with third parties and to manage, operate and undertake the funds and affairs of the Partnership for the purposes of conducting its business and of making, holding, conducting and disposing of assets and investments. The president or any vice president of the General Partner may act for and in the name of the Partnership in the exercise by the Partnership of any of its rights and powers hereunder. In dealing with the president or any vice president of the General Partner, no person shall be required to inquire into the authority of such individual acting on behalf of the Partnership to bind the Partnership. Persons dealing with the Partnership are entitled to rely conclusively on the power and authority of the president or any vice president of the General Partner as set forth in this Agreement.

          B. Notwithstanding any provision of this Agreement to the contrary, in the event that the Partners cannot reach unanimous agreement concerning a decision regarding the sale of all or any substantial portion of the Property (other than any property owned by a partnership or joint venture, directly or indirectly through another partnership or joint venture, in which the Partnership is a partner), the Partner or Partners desiring a sale thereof (the "Notifying Party") shall give notice to the other Partner or Partners (the "Notified Party") of the proposed transaction and shall deliver to the Notified Party with such notice a copy of the bona fide written offer from the prospective purchaser setting forth the name of the prospective purchaser and all of the material terms and conditions on which it is intended that the Property, or specified portion thereof, be sold. The Notified Party shall then have 30 days after receiving such notice to elect (by giving notice of the same to the Notifying Party) either (a) to purchase the specified Property (other than any property owned by a partnership or joint venture, in which the Partnership is a partner) for the purchase price and on the terms and conditions as set forth in such offer or (b) to acquire a proportionate share of the Notifying Party's interest in the Partnership for an amount equal to the amount which the Notifying Party would have received as its share of the net proceeds from the sale of the specified Property. In the event that the Notified Party makes either such election, the Partners shall close on the transaction as elected by the Notified Party within a period equal to the later of 90 days after the making of such election or the closing date specified in such written offer, with the time, place and date (within such period) as specified by the Notified Party by notice to the Notifying Party within 30 days after the making of such election. If the Notified Party does not make either election, then the Notifying Party may conclude a sale of such specified Property, without the agreement of the Notified Party, at any time or times within 180 days after the giving of notice of the proposed sale thereof, for a purchase price and on terms which are at least as favorable to the Partnership as those contained in the written offer and only to the purchaser identified in such written offer or to an "Affiliate" (as hereinafter defined) of such purchaser, if the Affiliate is specified in such written offer or such notice, but if a sale is not consummated within such period, then the right of the Notified Party to receive notice and to purchase or to acquire as aforesaid will continue as to any future proposed sale. In the event that the Notified Party includes more than one Partner, the election made by the Notified Party must be consented to by each such Partner and the purchase from the Notifying Party shall be made by the Partners comprising the Notified Partner based upon their respective Partnership Shares at the time of such election; provided, however, that if one such Partner fails or refuses to consent to either election, the other such Partner may, at its option, make the election of its choice and undertake the entire purchase or acquisition from the Notifying Party.

          C. Neither the General Partner nor any of its Affiliates shall be required to manage the Partnership as its sole and exclusive function and it may have other business interests and may engage in other activities in addition to those relating to the Partnership, including the making or management of other investments. Without limitation on the generality of the foregoing, each Partner recognizes that each Partner was formed for the purpose of investing in, operating, transferring, leasing and otherwise using real property and interests therein for profit and engaging in any and all activities related or incidental thereto and that each Partner will or may make other investments consistent with such purpose. Neither the Partnership nor any Partner shall have any right by virtue of this Agreement or the Partnership relationship created hereby in or to such other ventures or activities or to the income or proceeds derived therefrom, and the pursuit of such other ventures or activities by each Partner or any of their Affiliates, even if competitive with the business of the Partnership, is hereby consented to by all Partners and shall not be deemed wrongful or improper. Except as otherwise permitted in this Agreement or in any agreement among the Partners, no Partner or any Affiliate of a Partner shall be obligated to present any particular investment opportunity to the Partnership even if such opportunity is of a character which, if presented to the Partnership, could be taken by the Partnership, and each Partner or any Affiliate of a Partner shall have the right to take for its own account, or to recommend to others, any such particular investment opportunity.

          D. "Affiliate(s)" of a person means (i) any officer, director, employee, shareholder, partner or relative within the third degree of kindred of such person: (ii) any corporation, partnership, trust or other entity controlling, controlled by or under common control with such person or any such relative of such person; and (iii) any officer, director, trustee, general partner or employee of any entity described in (ii) above. Affiliates of a Partner may receive commissions when the Partnership buys or sells the Property or any portion thereof and may be employed to provide property management for the Partnership or any of the Property, but no commissions or compensation payable to such Affiliate for the same may exceed the normal and competitive rates for similar services in the locality where provided. The Partnership may borrow funds for the purpose of lending such funds to all or any of its Partners; provided, however, that the cost of such funds charged to the Partnership (including financing fees, "points" and interest charged with respect to such funds) by a third party shall not exceed the amount charged by the Partnership to such Partner or Partners for the use of such funds. The Partnership may enter into agreements with Affiliates of a Partner to provide insurance brokerage or similar services to the Partnership or any of the Property; provided that any such services by Affiliates shall be at rates at least as favorable to the Partnership as those available from unaffiliated parties. The validity of any transaction, agreement or payment involving the Partnership and any Affiliate of a Partner shall not be affected by reason of the relationship between the Partner and such Affiliate or the approval of said transaction, agreement or payment by officers, directors or partners of such Affiliate all or some of whom are also Affiliates of a Partner or are officers, directors or partners or are otherwise interested in or related to such Partner or its Affiliates.

          E. No Partner nor any Affiliate of any Partner nor any officer, director, shareholder, employee or partner of any such Affiliate shall be liable, responsible or accountable in damages or otherwise to the Partnership or to any other Partner for any action taken or failure to act on behalf of the Partnership within the scope of the authority conferred on such Partner or such Affiliate or such other person by this Agreement or by law unless such action or omission was performed or omitted fraudulently or in bad faith or constituted wanton and willful misconduct.

          F. The Partnership shall indemnify and hold harmless each Partner, any Affiliate of any Partner and any officer, director, shareholder, employee or partner of any such Affiliate (the "Indemnified Parties") from and against any loss, expense, damage or injury suffered or sustained by any Indemnified Party by reason of any acts, omissions or alleged acts or omissions arising out of its activities on behalf of the Partnership or in furtherance of the interest of the Partnership, including, but not limited to, any judgment, award, settlement, reasonable attorneys' fees and other costs and expenses incurred in connection with the defense of any actual or threatened action, proceeding or claim; provided that the acts or omissions or alleged acts or omissions upon which such actual or threatened action, proceeding or claim are based were performed or omitted in good faith and were not performed or omitted fraudulently or in bad faith or as a result of wanton and willful misconduct.

          G. The Limited Partners shall not participate in the management or control of the Partnership's business, nor shall they transact any business for the Partnership, nor shall they have the power to act for or bind the Partnership, said powers being vested solely and exclusively in the General Partner as provided herein (and except as provided herein). The Limited Partners shall not have any personal liability whatever, whether to the Partnership, to any Partner or to the creditors of the Partnership, for the debts of the Partnership or any of its losses once it has paid to the Partnership the amount of its capital contribution set forth in Exhibit B.
The partnership interest of the Limited Partners in the Partnership shall be fully paid and non-assessable.

          H. The General Partner may in its sole discretion, make or seek to revoke the election referred to in Section 745 of the Internal Revenue Code of 1986, as amended, (herein the "Code") or any similar provision exacted in lieu thereof. Each of the Partners will upon request supply the information necessary to properly give effect to any such election.

          I. The General Partner shall, at the Partnership's expense and within a reasonable time after the close of each fiscal year, cause each Partner to be furnished with such statements of the Partnership's assets and liabilities as of the close of such year (if any), such profit and loss statement for such year (if any), such statement of the capital and profit account of each Partner (if any), and such other reports (if any), all as the General Partner may deem appropriate.

          J. The General Partner shall, at the Partnership's expense, cause the Partnership's Federal and state income and other tax returns to be prepared and filed and shall furnish copies to each Partner of any information on such returns needed for the preparation of each Partner's own tax returns.

     9. Books and Records of the Partnership; Fiscal Year. The General Partner shall keep and maintain the books and records of the Partnership at the principal place of business of the Partnership. The fiscal year of the Partnership shall end on the 31st day of December in each year. The books of the Partnership shall be kept on the cash or accrual basis, and the Partnership shall be on the cash or accrual basis for tax purposes, as determined by the General Partner. The books and records of the Partnership shall be audited at such times and by such accountants as shall be determined from time to time by the General Partner. The funds of the Partnership shall be deposited in such bank accounts or invested in such interest-bearing or non-interest-bearing investments as shall be determined by the General Partner.




     10.  Transfer of Partnership Interest.

          A. No Partner may sell, assign, transfer, encumber or hypothecate the whole or any part of its Partnership interest (including, but not limited to, its interest in the capital or profits of the Partnership) without prior written consent of the General Partner.

          B. Any party or person admitted to the Partnership as a substituted Partner shall be subject to and bound by all of the provisions of this Agreement as if originally a party to this Agreement and as a condition to such admission shall be required to execute a copy of this Agreement as amended to the date of such admission.

          C. A Partner shall have no liability hereunder (including, but not limited to, any liability as a surety but excluding the repayment of any outstanding principal and interest on loans made by the Partnership to such Partner) for any obligations accruing under or in connection with the Partnership and relating to events occurring after such Partner shall have sold, assigned or transferred its entire Partnership interest.

     11.  Dissolution of the Partnership.

          A. No act, thing, occurrence, event or circumstances shall cause or result in the dissolution of the Partnership except the matters specified in subsection B below.

          B. The happening of any one of the following events shall work a dissolution of the Partnership:

                (1) The bankruptcy, resignation, legal incapacity, dissolution, termination, or expulsion of the General Partner; provided, however, that in such event the remaining Partners shall have the right to elect to continue the Partnership's business by depositing at the office of the Partnership a writing evidencing such an election. No other act shall be required to effect such continuation;

                (2) The sale of all or substantially all of the assets of the Partnership;

                (3) The unanimous agreement in writing by all of the Partners to dissolve the Partnership; or

                (4) The termination of the term of the Partnership pursuant to Section 5 hereof. Without limitation on the other provisions hereof, the admission of a new Partner shall not work a dissolution of the Partnership. Except as otherwise provided in this Agreement, each Partner agrees that, without the consent of the General Partner, a Partner may not withdraw from or cause a voluntary dissolution of the Partnership.



          C. Upon the occurrence of any of the events specified in subsection B above causing a dissolution of the Partnership and except as otherwise provided in subsection B above, the remaining Partner or Partners shall commence to wind up the affairs of the Partnership and to liquidate its investments (and in this connection shall have full right and unlimited discretion to determine in good faith the time, manner and terms of any sale or sales of Partnership Property). The Partner or Partners obligated to wind up the affairs of the Partnership as aforesaid shall herein be called the "Winding-Up Party". The Partners and their legal representatives, successors and assignees shall continue to share in profits and losses during the period of liquidation in the same manner and proportion as immediately before the dissolution. Following the payment of all debts and liabilities of the Partnership and all expenses of liquidation and subject to the right of the Winding-Up Party to set up such cash reserves as, and for so long as, it may deem reasonably necessary, the proceeds of the liquidation and any other funds of the Partnership shall be distributed to the Partners (after deducting from the distributive share of a Partner any sum such Partner owes the Partnership) in accordance with Section 7 hereof. No Partner shall have any right to demand or receive property other than cash upon dissolution or termination of the Partnership. Upon the completion of the liquidation of the Partnership and of the distribution of all Partnership funds, the Partnership shall terminate and the Winding-Up Party shall have the authority to execute any and all documents required in its judgment to effectuate the dissolution and termination of the Partnership. Each Partners shall look solely to the assets of the Partnership for all distributions with respect to the Partnership and its capital contributions thereto and share of profits or losses therefrom, and shall have no recourse therefor against any Partner; provided that nothing herein contained shall relieve any Partner of such Partner's obligation to pay any liability or indebtedness owing to the Partnership by such Partner.

     12.  Notices; Amendment.

          A. Any notice which a Partner is required or may desire to give any other Partner shall be in writing, and may be given by personal delivery or by mailing the same by United States registered or certified mail, return receipt required, to the Partner to whom such notice is directed at the address of such Partner as hereinabove set forth, subject to the right of a Partner to designate a different address for itself by notice similarly given.

Any notice so given by United States mail shall be deemed to have been given on the second day after the same is deposited in the United States mail as registered or certified mail, addressed as above provided, with postage thereon fully prepaid. Any such notice not given by registered or certified mail as aforesaid shall be deemed to be given upon receipt of the same by the party to whom the same is to be given.

          B. This Agreement may be amended by written agreement of amendment executed by all the Partners, but not otherwise.

     13. New General Partner. All of the Partners may agree in writing from time to time to admit to the Partnership one or more new General Partners. The General Partner may, on behalf of all Partners, cause Exhibit B hereto and the Partnership's Certificate of Limited Partnership to be appropriately amended and cause the same to be recorded in the event of each such appointment. No such addition or substitution of a new General Partner shall work a dissolution of the Partnership or otherwise affect the continuity of the Partnership.

     14. Miscellaneous. Each Partner hereby irrevocably waives any and all rights that it may have to maintain any action for partition of any of the Partnership Property. This Agreement constitutes the entire agreement between the parties. This Agreement supersedes any prior agreement or understanding between the parties. This Agreement and the rights of the parties hereunder shall be governed by and interpreted in accordance with the laws of the State of Illinois. Except as herein otherwise specifically provided, this Agreement shall be binding upon and inure to the benefit of the parties and their legal representatives, successors and assignees. Captions contained in the Agreement in no way define, limit or extend the scope or intent of this Agreement. If any provision of this Agreement, or the application of such provision to any person or circumstance shall be held invalid, the remainder of this Agreement, or the application of such provision to other persons or circumstances, shall not be affected thereby. This Agreement may be executed in several counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument. The opinion of the independent certified public accountants retained by the Partnership from time to time shall be final and binding with respect to all computations and determinations required to be made under Section 7 hereof (including computations and determinations in connection with any distribution following or in connection with dissolution of the Partnership). If the Partnership or any Partner obtains a judgment against any other party by reason of breach of this Agreement or failure to comply with the provisions hereof, a reasonable attorneys' fee as fixed by the court shall be included in such judgment. Any Partner shall be entitled to maintain, on its own behalf or on behalf of the Partnership, any action or proceeding against any other Partner or the Partnership (including, without limitation, any action for damages, specific performance or declaratory relief) for or by reason of breach by such party of this Agreement, notwithstanding the fact that any or all of the parties to such proceeding may then be a partner in the Partnership, and without dissolving the Partnership as a partnership. No remedy conferred upon the Partnership or any partner in this Agreement is intended to be exclusive of any other remedy herein or by law provided or permitted, but each shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by stature (subject, however, to the limitations expressly herein set forth). No waiver by a Partner or the Partnership of any breach of this Agreement shall be deemed to be a waiver of any other breach of any kind or nature and no acceptance of payment or performance by a Partner of the Partnership after any such breach shall be deemed to be a waiver of any breach of this Agreement whether or not such Partner or the Partnership knows of such breach at the time it accepts such payment or performance. No failure or delay on the part of a Partner or the Partnership to exercise any right it may have shall prevent the exercise thereof by such Partner or the Partnership at any time such other Partner may continue to be so in default, and no such failure or delay shall operate as a waiver of any default.

                          Power of Attorney


     The undersigned Partners of JMB/NYC Office Building Associates, L.P., a limited partnership pursuant to the laws of the State of Illinois, hereby jointly and severally irrevocably constitute and appoint the General Partner with full power of substitution, their true and lawful attorney-in-fact, in their name, place and stead to make, execute, sign, acknowledge, record and file, on behalf of them and on behalf of the Partnership the following:

          (i) A Certificate of Limited Partnership and any other certificates or instruments which may be required to be filed by the Partnership or the Partners under the laws of the State of Illinois and any other jurisdiction whose laws may be applicable;

          (ii) Such instruments or documents as may be deemed necessary or desirable by the General Partner in connection with the termination of the Partnership's business;

          (iii) Any and all amendments of the instruments described in clauses (i) and (ii) above, provided such amendments either are required by law to be filed or are consistent with the Agreement of Limited Partnership of the Partnership as it may exist from time to time, or have been authorized by the particular Partner or Partners; and

          (iv) Any amendment of this Agreement authorized to be made by the General Partner under this Agreement.

     The foregoing grant of authority:

          (i) Is a Special Power of Attorney coupled with an interest, is irrevocable and shall survive the death or incapacity of the Partner granting the power;

          (ii) May be exercised by the General Partner on behalf of each Partner by a facsimile signature or by listing all of the Partners executing any instrument with a single signature as attorney-in-fact for all of them; and

          (iii) Shall survive the withdrawal, dissolution, legal incapacity, bankruptcy or resignation of a Partner from the Partnership or the delivery of an assignment by a Partner of the whole or any portion of his interest in the Partnership.

         IN WITNESS WHEREOF, the undersigned have executed these Second Amended and Restated Articles of Limited Partnership of JMB/NYC Office Building Associates, L.P. as of the day and year first above written.


General Partner                          Limited Partners

CARLYLE-XIV MANAGERS, INC.,         CARLYLE-XIII ASSOCIATES, L.P.,
a Delaware corporation                   a Delaware limited partnership

          NEIL G. BLUHM                        By:  CARLYLE INVESTORS, INC.,
     By:  -------------                             a Delaware corporation,
          Neil G. Bluhm                             Corporate General Partner
          President

                                                    By:
                                                        NEIL G. BLUHM
                                                        --------------
                                                        Neil G. Bluhm
                                                        President

                                         CARLYLE-XIV ASSOCIATES, L.P.,
                                         a Delaware limited partnership

                                               By:  CARLYLE INVESTORS, INC.,
                                                    a Delaware corporation,
                                                    Corporate General Partner


                                                    By:
                                                        NEIL G. BLUHM
                                                        -------------
                                                        Neil G. Bluhm
                                                        President



                                         PROPERTY PARTNERS, L.P.,
                                         a Delaware limited partnership

                                               By:  CARLYLE INVESTORS, INC.,
                                                    a Delaware corporation,
                                                    General Partner


                                                    By:
                                                        NEIL G. BLUHM
                                                        -------------
                                                        Neil G. Bluhm
                                                        President

                                   EXHIBIT A


1. An approximate 1-1/2 acre site bounded by the Helmsley Building located on Park Avenue on the west, East 46th Street on the north, Lexington Avenue on the east and East 45th Street on the south in the Grand Central District of Midtown Manhattan, New York, New York and known as 237 Park Avenue.

2. An approximate 2.1 acre site bounded by the Avenue of the Americas on the west, West 52nd Street on the north and West 51st Street on the south in the Rockefeller Center District of Midtown Manhattan, New York, New York and known as 1290 Avenue of the Americas.

3. A leasehold estate in an approximately 1.7 acre site bounded by Broadway on the west, Beaver and Marketfield Streets on the north, Broad and New Streets on the east and Stone Street on the south in the Financial District of Downtown Manhattan, New York, New York and known as 2 Broadway.

4. The lessor's estate in the approximately 1.7 acre site described in 3 above.


                                   EXHIBIT B


                                    AMOUNT OF AGREED            PARTNERSHIP
                                   CAPITAL CONTRIBUTION            SHARE


GENERAL PARTNER

  Carlyle-XIV Managers, Inc.        $       100                         1%


LIMITED PARTNERS

  Carlyle-XIII Associates, L.P.     $42,014,983                         24.75%

  Carlyle-XIV Associates, L.P.      $84,029,965                         49.5%

  Property Partners, L.P.           $42,014,983                         24.75%

                         SETTLEMENT AGREEMENT

           This Agreement (this "Agreement") made and entered into this 21st day of April, 1993 by and between Gables Corporate
Plaza Associates, a Florida general partnership consisting of Carlyle Real Estate Limited Partnership-XIII, an Illinois limited partnership ("Carlyle"), and Gables Corporate Plaza, Ltd., a Florida limited partnership, for and on behalf of itself, its successors and assigns, (hereinafter sometimes collectively referred to as "Gables Associates" or "Borrower"), Gables Corporate Plaza, Ltd., a Florida limited partnership ("Gables Limited'') and Aetna Life Insurance Company, a Connecticut corporation, for and on behalf of itself and its successors and assigns (hereinafter referred to as "Aetna").

                         W I T N E S S E T H:

           WHEREAS, Southeast First National Bank of Miami, a national banking association ("Southeast") extended a loan to Gables Corporate Plaza, a Florida general partnership ("GCP") in the amount of Twelve Million Dollars ($12,000,000.00), evidenced by a Promissory note dated July 7, 1981 (the "First Note");

           WHEREAS, on July 7, 1981, GCP executed and delivered to Southeast a mortgage (the "First Mortgage") securing payment of the First Note to Southeast. The First Mortgage was recorded in Official Records 11151, Page 40 of the Public Records of Dade County, Florida;

           WHEREAS, to further secure the payment of the First Note, GCP executed and delivered to Southeast that certain Conditional Assiqnment of Rents and Leases (the "First Rents Assignment") assiqning to Southeast any right, title and interest of GCP in, to and under all leases affecting the Property (as hereinafter defined) and granting the right to receive and collect all of the rents, income and profits as they become due from the Property and under any and all leases of all or any part of the Property, as more particularly set forth in the First Rents Assignment, which is recorded in Official Records Book 11151, Page 45, of the Public Records of Dade County, Florida;

           WHEREAS, Gables Corporate Plaza, Ltd., a Florida limited partnership ("Gables Limited") acquired title to the Property by virtue of that certain Quit Claim Deed executed and delivered by GCP in favor of Gables Limited dated March 9, 1982 and recorded March 31, 1982 in Official Records Book 11396, Page 617 of the Public Records of Dade County, Florida;

           WHEREAS, in connection with the acquisition of the Property by Gables Limited, GCP and Gables Limited executed and Southeast approved that certain Assumption and Assignment Acreement dated as of March 9, 1982, and recorded in Official Records Book 11411, Page 1335 of the Public Records of Dade County, Florida, whereby among other things Gables Limited assumed all of the obligations set forth in the loan documents originally executed by GCP;

           WHEREAS, on Auqust 9, 1982, Gables Limited executed and delivered to Southeast that certain Future Advance Note dated
Auqust 9, 1982 in the original principal amount of One Million
($l,000,000.00) Dollars (the "Second Note");

           WHEREAS, the Second Note was executed pursuant to the provisions of Paraqraph 16 of the First Mortgage which allows for future advances to be made up to a maximum of one hundred fifty percent (150%) of the original principal balance;

           WHEREAS, on August 9, 1982, Gables Limited executed and delivered to Southeast that certain Notice of Advances to be made dated August 9, 1982, and recorded Auqust 10, 1982, in Official Records Book 11523, Page 2073, of the Public Records of Dade County, Florida (the "Notice of Advances to be Made");

           WHEREAS, on Auqust 9, 1982, Gables Limited executed and delivered to Southeast that certain UCC-l Financing Statement recorded on August 16, 1982 with the Secretary of State, State of Florida under File Number 1820113943 (the "First Gables Limited UCC-1-State"). The First Gables Limited UCC-l-State fully assigned to Aetna pursuant to that certain UCC-3 filed with the Secretary of State, State of Florida, on March 14, was 1983, under File Number 3830011076. The First Gables Limited UCC-l-State was continued pursuant to that certain UCC-3 filed with the Secretary of State, State of Florida on August 14, 1987 under File Number 3870055193;

           WHEREAS, on or about February 11, 1983, Gables Limited executed and delivered to Southeast that certain Promissory Note dated February 11, 1983, in the original principal amount of Five Million Two Hundred and Fifty Thousand ($5,250,000.00) Dollars (the "Third Note");

           WHEREAS, on February 11, 1983, Gables Limited executed and delivered to Southeast a mortgage (the "Second Mortgage") dated February 11, 1983 and recorded February 16, 1983, in Official Records Book 11700, Page 1564 of the Public Records of Dade County, Florida in order to secure repayment of the Third Note;

           WHEREAS, on February 11, 1983, Gables Limited executed and delivered to Southeast, a Supplemental Assiqnment of Rents and Leases dated the llth day of February, 1983 and recorded on February 16, 1983 in Official Records Book 11700, Page 1569 of the Public Records of Dade County, Florida (the "First Supplemental Assignment of Rents and Leases");

           WHEREAS, on February 11, 1983, Gables Limited executed and delivered to Southeast a UCC-l-Financing Statement recorded on February 16, 1983 in Official Records Book 11700, Page 1576 of the Public Records of Dade County, Florida (the "Gables Limited UCC-l-Local''). The Gables Limited UCC-l-Local was continued and fully assigned to Aetna pursuant to that certain UCC-3 recorded in Official Records Book 13553, Page 2549 of the Public Records of Dade County, Florida;

           WHEREAS, on February 11, 1983, Gables Limited executed and delivered to Southeast a UCC-l-Financing Statement filed on February 18, 1983 with the Secretary of State, State of Florida under File Number 1830025592 (the "Second Gables Limited UCC-l-State"). The Second Gables Limited UCC-l-State was fully assigned to Aetna pursuant to that certain UCC-3 filed with the Secretary of State, State of Florida, on March 14, 1983, under File Number 3830011075. The Second Gables Limited UCC-l-State was continued and assigned to Aetna pursuant to that certain UCC-3 filed with the Secretary of State, State of Florida on January 28, 1988 under File Number 3880005857;

           WHEREAS, on February 16, 1983, the First Note, the Second Note and the Third Note, together with the First Mortgage and the Second Mortgage were consolidated and modified by that certain Note and Mortgage Modification Agreement dated February 16, 1983, and recorded February 16, 1983, in Official Records Book 11700, Page 1579, of the Public Records of Dade County, Florida ("the First Note and Mortgage Modification Agreement");

           WHEREAS, on February 28, 1983, Aetna purchased from Southeast the First Note, the Second Note and the Third Note (collectively, the "Notes"), and the First Mortgage and the Second Mortgage (collectively, the "Mortgages"), as consolidated and modified by the First Note and Mortgage Modification Agreement and all related loan documents, and Southeast assiqned its interest in said loan documents pursuant to that certain Assignment dated February 28, 1983 and recorded on February 28, 1983, in Official Records Book 11711, Page 417 of the Public Records of Dade County, Florida (the "Assignment");

           WHEREAS, on or about November 7, 1983, Gables Associates acquired title to the Property by virtue of that certain Special Warranty Deed executed and delivered by Gables Limited in favor of Gables Associates dated November 7, 1983, and recorded November 14, 1983, in Official Records Book 11967,
Page 476, of the Public Records of Dade County, Florida;

           WHEREAS, on May 21, 1984, Aetna and Gables Associates entered into that certain Note and Mortgage Modification Agreement dated May 21, 1984, and recorded May 25, 1984, and Official Records Book 12158, Paqe 2601, Public Records of Dade County, Florida (the "Second Note and Mortgage Modification Agreement");

           WHEREAS, on May 21, 1984, Gables Associates executed and delivered that certain Supplemental Assiqnment of Rents and Leases dated May 21, 1984 and recorded on May 25, 1984 in Official Records Book 12158, Page 2596 of the Public Records of Dade County, Florida (the "Second Supplemental Assignment of Rents and Leases");

           WHEREAS, on May 21, 1984, Gables Associates executed and delivered to Aetna that certain UCC-l Financing Statement filed with the Secretary of State, State of Florida on May 29, 1984 under File Number 1840092087 (the "Gables Associates
UCC-l-State")   The Gables Associates UCC-l-State was continued
pursuant to that certain UCC-3 filed with the Secretary of State, State of Florida, on May 5, 1989 under File Number 89-0000123298;

           WHEREAS, on May 21, 1984, Gables Associates executed and delivered that certain UCC-l Financing Statement to Aetna recorded on May 25, 1984 in Official Records Book 12158, Page 2610 of the Public Records of Dade County, Florida (the "Gables Associates UCC-l-Local"). The Gables Associates UCC-l-Local was continued pursuant to that certain UCC-3 recorded on May 5, 1989 in Official Records Book 14096, Page 1495 of the Public Records of Dade County, Florida;

           WHEREAS, on June 26, 1990, Aetna and Gables Associates entered into that certain Note and Mortgage Modification
Agreement effective as of the 1st day of March, 1989, and recorded July 13, 1990, in Official Records Book 14624, Page 848, of the Public Records of Dade County, Florida (the "Third Note and Mortgage Modification Agreement");

           WHEREAS, in connection with the Third Note and Mortgage Modification Agreement, Gables Associates executed and delivered to Aetna that certain Restated Renewal Note dated March 1, 1989, in the amount of Sixteen Million Six Hundred Sixty-Seven Thousand Five Hundred Sixteen and 89/100 Dollars ($16,667,516.89), (the "Restated Renewal Note").

           The First Note, First Mortgage, First Rents Assignment, Second Note, Notice of Advances to be Made, First Gables Limited UCC-l-State, Third Note, Second Mortgage, First Supplemental Assiqnment of Rents and Leases, Gables Limited UCC-1-Local,
Second Gables Limited UCC-l-State, First Note and Mortgage Modification Agreement, Second Note and Mortgage Modification Agreement, Second Supplemental Assignment of Rents and Leases, Gables Associates UCC-l-State, Gables Associates UCC-l-Local, Third Note and Mortgage Modification Agreement, the Restated Renewal Note and any other documents executed in connection with the foregoing documents are hereinafter sometimes collectively referred to as the "Loan Documents".

           WHEREAS, due to a default under the Loan Documents, Aetna has declared the full amount payable under the terms of the Restated Renewal Note and the other Loan Documents to be due;

           WHEREAS, Gables Associates acknowledges and agrees that Aetna is due Sixteen Million Six Hundred Sixty-Seven Thousand
Five Hundred Sixteen and 89/100 Dollars ($16,667,516.89) as principal under the Restated Renewal Note plus interest thereon as set forth in said note, as well as costs expended by Aetna in connection with the collection of the sums due under the Restated Renewal Note, including, but not limited to attorneys' fees and costs; and

           WHEREAS, for the purpose of avoiding lengthy and expensive litigation and in order to reach an amicable resolution of their differences, Borrower on the one hand, and Aetna on the other hand, desire to reach a final compromise and settlement of any and all claims, demands, controversies, disputes, defenses, counterclaims and causes of action which each of them may have had, may now have, or may in the future have against the other arising out of or in connection with the Loan Documents.

           NOW, THEREFORE, in consideration of the premises, the covenants set forth herein, and other good and valuable considerations as set forth more fully below, the receipt and sufficiency of which are hereby acknowledqed by each of the parties hereto, the parties hereby agree as follows:


                               ARTICLE I

                 Whereas Clauses and Definitions

           1.1    Whereas Clauses.    The parties hereto agree
that the above recitals are true and correct, and are hereby incorporated by reference.

           1.2    Certain Defined Terms.    As used herein the
following terms shall have the following meanings (such meanings shall be applicable to both the singular and plural forms of the terms defined):

           1.2.1   "Agreement"   shall mean this Settlement
Agreement executed by Gables Associates and Aetna.

           1.2.2   "Closing"   shall mean the execution and
delivery of all documents contemplated by this Agreement to be executed and delivered on the Closing Date, and the delivery of such documents to the parties entitled thereto.

           1.2.3   "Closing Date" shall be April 20, 1993.

           1.2.4 "Escrow Agent" shall mean Steel Hector & Davis, with an office and mailing address at 200 South Biscayne
Boulevard, Suite 4000, Miami, Florida  33131-2398, Attn: Thomas
V. Eagan, P.A.

           1.2.5 "Escrow Agreement" shall mean that certain escrow agreement attached hereto as Exhibit B.

           1.2.6 "Improvements" shall mean one (1) approximately 106,289 net rentable square foot 13-story office building and internal deck for approximately 285 automobiles located at 2100 Ponce de Leon Boulevard, Coral Gables, Dade county, Florida, and any and all other improvements on the Land.

           1.2.7    "Land"   shall mean the land, the legal
description of which is set forth in Exhibit A attached hereto, and also including, without limitation, Gables Associates' right, title and interest (if any) in any walks, ways, strips and gores of land, streets, alleys, passages, all reversions in adjacent streets, and all easements and appurtenances whatsoever adjacent to or in any way belonging, relating or appertaining to any of the aforesaid real property.

           1.2.8    "Leases"   shall mean any and all leases,
subleases, licenses or other occupancy agreements (written or verbal) which grant any possessory interest in any space situated on the Property and as more particularly described in Exhibit C attached hereto.

           1.2.9    "Lease Summary"   shall mean the list of
tenants and Leases set forth in Exhibit C attached hereto.

           1.2.10   "Licenses"   shall mean all permits,
certificates, authorizations, approvals and licenses necessary to operate the Improvements, including, but not limited to, those described in Exhibit D attached hereto.

           1.2.11    "Miscellaneous Property"   shall; mean all
miscellaneous property related to the Land or the Improvements constructed thereon, including, but not limited to the books and records; contract rights; claims and counterclaims against third parties or to the design or construction of the Improvements; escrow accounts and other deposits and accounts with respect to the Property; appraisals; surveys; site pians; plans and specifications (including construction and as-built plans and specifications); the most recent landscape designs and architectural drawinqs relative to the Land or the Improvements; unpaid insurance proceeds and condemnation awards relative to the Land or the Improvements except as otherwise provided in this Agreement; Licenses; third party warranties and guaranties (to the extent assignable); general intangibles and goodwill of every nature used or usable in connection with the Land or the Improvements; utility agreements and allocations; development rights or orders; other rights relative to the Land or the Improvements; and other assets of Gables Associates related to the Land or the Improvements.

           1.2.12    "Permitted Exceptions"   shall mean (a) the
exceptions to title listed in-Exhibit E, and (b) the Leases.

           1.2.13    "Personal Property"   shall mean all
apparatus, equipment, machinery, fittings, furniture, furnishings, minor movables, fixed asset supplies and inventories and other intangibles and articles of personal property of every kind and nature whatsoever attached to or located on the Land and used or usable in connection With the Property and owned by Gables Associates, including without limitation the items of personal property listed in Exhibit F attached hereto, but excluding the items of personal property owned or stored by the tenants under the Leases as described in Exhibit C attached hereto.

           1.2.14    "Property"   shall mean the Land, the
Improvements, the Personal Property and the Miscellaneous
Property.

           1.2.15    "Security Deposits"   shall mean the security
deposits paid by tenants to the landlord under the Leases as described in Exhibit G attached hereto.

           1.2.16    "Service Contract"   shall mean any service,
maintenance, supply, management, operating or employment contracts, as amended affecting the use, ownership, management, leasing, maintenance or operation of all or any part of the Property, including, without limitation, the contracts listed in Exhibit H attached hereto.


           1.2 17   "Utility Deposits"   shall mean any security
deposit held by any electric, telephone, or other utility company supplyinq services to the Property, as described in Exhibit 1 attached hereto.

           1.3    Other Terms     All defined terms (denoted by
capitalization or other indication. of special definition such as quotation marks) used in this Agreement which are not defined This Article I, shall have the meaning set forth elsewhere in this Agreement.


                              ARTICLE II

                    Preservation of Property

           2.1    Appointment of Receiver.    In order to best
preserve and protect the Property, the parties have mutually agreed that Hank Brenner should be appointed receiver (the "Receiver") by the court, at such time as Aetna files its foreclosure action. Gables Associates agrees to fully cooperate with the Receiver in his efforts to take possession of, operate and maintain the Property.


                              ARTICLE III
                                Closing

           3.1    Place and Time.    The Closing shall take place
at the offices of Steel Hector & Davis, 200 South Biscayne Boulevard, Suite 4000, Miami, Florida 33131-2398 at 2:00 p.m. on the Closing Date at which time all instruments due to be made, executed and delivered at Closing shall be made, executed and delivered by the respective parties to the Escrow Agent to be held in escrow pursuant to the terms of the Escrow Agreement. The parties agree to have a pre-closing telephone conference the day before the Closing Date commencing at 10:00 a.m.

           3.2    Closinq Costs.

                 3.2.1  Gables Associates' Closing Cost.  Gables
Associates shall pay the cost of recording any document required to satisfy any liens against the Property.

                 3.2.2 Aetna's Closinq Cost. Aetna shall pay the cost of any title search fee or title insurance commitment fee, the cost of the owner's title insurance premium, the expense of recording the Special Warranty deed, including the documentary stamp taxes and surtaxes required to be paid in connection with recording said deed, and the consulting fees incurred by Aetna in the course of conducting due diligence on the Property.

           3.2.3    Attorneys Fees.    Except as provided in
Section 14 5, attorneys fees shall be paid by the party incurring said expense.

           3.3.     Rents, revenues and receipts

                 (a) Any rents, revenues and receipts paid to Gables Associates after the Closing Date shall be applied by Gables Associates towards the operation and maintenance of the Property and the debt service owed pursuant to the Loan Documents; provided, however, that after April 30, 1993, all such rents, revenues and receipts shall be paid by Gables Associates to the Receiver.

                 (b) Insurance Proceeds   Any proceeds of loss of
rent or business interruption insurance shall be payable to Aetna regardless of the period during which the loss is sustained.

                 3.3 1 Security Deposits. At the time that the Receiver is appointed, Gables Associates shall transfer to the Receiver all Security Deposits and advance rent under the Leases, which have not been applied by Gables Associates under the terms and conditions of the Leases.


                              ARTICLE IV
                              Deliveries

           4.1 Gables Associates Deliveries. Gables Associates will furnish to Aetna on or before the Closing Date, the following:

                 4.1.1 Leases. Copies of the Leases, identified in Exhibit C and letters of intent or other information relating to the Leases or prospective leases for office space in the Property, including, without limitation, any and all side letters concerning concessions given to tenants whether or not such concessions are still outstanding.

                 4.1.2 Taxes. Copies of the 1991 and 1992 real estate and personal property tax statements for the Property.

                 4.1.3 Survey. Copy of Gables Associates' most recent survey of the Land.

                 4.1.4 Utility Bills. Copies of the most recent utility bills regarding the Property

                 4.1.5  Service Contracts.  Copies of all Service
Contracts.

                 4.1.6  Licenses.  Copies of all Licenses

                 4.1.7  Warranties and Guaranties   Copies of all
warranties and guaranties relating to the Property.

                 4.1 8  Permits   To the extent in Gables
Associates' possession or control, copies of building permits, Zoning variances (if any), certificates of occupancy, subdivision plats, governmental permits, approvals, development orders, orders, certificates and other licenses relating to the construction, use, occupancy and operation of the Property and other correspondence with governmental author ties related to the foregoing (including, without limitation, any default notices)

                 4.1.9  Certificates of Occupancy   Copies of all
certificates of occupancy relating to the Property.

                 4.1.10  Insurance Policies.  Copies of all
insurance policies relating to the Property.

                 4.1.11 Orqanizational Documents. Copies of the partnership agreements for Gables Associates, Carlyle Real Estate Limited Partnership-XIII, an Illinois limited partnership and Gables Limited, as well as the articles of incorporation and by-laws of JMB Realty Corporation, a Delaware corporation.


                              ARTICLE V
Gables Associates' Representations, Warranties and Covenants


           5.1 The Property. Gables Associates represents, warrants and covenants with Aetna as of the date hereof as follows:

                 5.1.1 Ownership. Gables Associates is the owner of good and marketable title in fee simple to the Land and Improvements free and clear of all liens, claims and other encumbrances whatsoever, except the Permitted Exceptions and such other matters as Gables Associates shall cause to be removed at or prior to Closing. The Personal Property and the Miscellaneous Property are owned by Gables Associates free and clear of any and all liens, encumbrances and security interests other than the Permitted Exceptions and such other matters as Gables Associates shall cause to be removed at or prior to the Closing.

                 5.1.2 Leases. As of the date hereof, there are no rights to use, occupy or purchase the Land or Improvements or any portion thereof other than the Leases and the rights of

Gables Associates, and the Lease Summary is a true, accurate and complete list of all Leases, true, complete and correct copies Of which will be submitted to Aetna pursuant to Section 4.1.1. As of the date hereof, except as otherwise set forth in the r ease Summary attached hereto as Exhibit C: (a) the Leases are in full force and effect; (b) the landlord is not in default in the performance of any covenant, agreement or condition contained in any of the Leases; (c) the tenants are not n default in the performance of any covenant, agreement or condition contained in any of the Leases; and (d) all tenants are in possession of their respective premises.

                 5.1.3   Contracts and Warranties.   Exhibit K is a
correct and complete list of all warranties and guaranties pertaining to the Property, true and correct copies of which will be delivered to Aetna pursuant to Section 4.1 7. Exhibit H is a correct and complete list of all Service Contracts, true and correct copies of which will be delivered to Aetna pursuant to
Section 4.1 5. Except as set forth on Exhibit H, the Service Contracts are in full force and effect and unmodified, no default exists under any Service Contract, and the Service Contracts are freely assignable, do not run with the Land, and can be cancelled upon no more than thirty (30) days notice from either party.
Gables Associates represents that it has not sent or received any notice regarding the cancellation or termination of any Service Contract.

                 5.1.4   Ability to Perform.   Gables Associates
has full power to execute, deliver and carry out the terms and provisions of this Agreement and has taken all necessary action to authorize the execution, delivery and performance of this Agreement. The execution, delivery and performance of this Agreement by Gables Associates, in accordance with its terms will not violate its partnership agreement, or any law, regulation, contract, agreement, commitment, order, judgment or decree to which Gables Associates is a party or by which it is bound. The persons executing this Agreement on behalf of Gables Associates have been duly authorized to do so, and this Agreement constitutes the legal, valid and binding obligation of Gables Associates enforceable in accordance with its terms, except as limited by applicable bankruptcy or other laws relating to creditors rights generally. No order, permission, consent, approval, license, authorization, registration or validation of, or filing with, or exemption by, any governmental agency, commission, board or public authority is required to authorize, or is required in connection with, the execution, delivery and performance of this Agreement by Gables Associates or the taking by Gables Associates of any action contemplated by this Agreement. Upon request from Aetna or its counsel, Gables Associates shall deliver reasonable evidence of Gables

Associates' authority to execute and deliver the documents necessary to consummate the Closing.

                 5.1.5   Solvency   If requested by Aetna, Gables
Associates shall provide Aetna with a solvency affidavit regarding Gables Associates at the time of closing in the form attached hereto as Exhibit L, or Gables Associates shall provide such other affidavit as the title insurance underwriter may reasonably require

                 5.1 6    No Actions.    Except as set forth in
Exhibit M attached hereto and made a part hereof, Gables Associates has received no written notice of and there do not exist, any actions or proceedings pending or threatened against or relating to the construction. ownership, use, possession or operation of the Property, including, without limitation, actions for condemnation of the Property or any part thereof.

                 5.1.7   Compliance with Law   Except as itemized
in Exhibit N attached hereto and made a part hereof, Gables Associates has received no written notice from any governmental authorities and has no other reason to believe that the present physical condition or use of the Property is in violation of an laws, regulations, permits, orders and insurance requirements applicable to such use. Gables Associates has received no written notice and otherwise has no reason to believe that any of the permits, certificates, licenses and approvals required for the use and operation of the Property for its existing uses, is not in full force and effect. Without limiting the generality of the foregoing, Gables Associates has received no written notice or citation:

                 (a) from any federal, state, county or municipal authority alleging any fire, health, safety, building, pollution, environmental, zoning or other violation of any law, regulation, permit, order or directive in respect of the Property or any part thereof;

                 (b) concerning the condemnation or any threatened condemnation of any part of the Land and Improvements, or the widening, change of grade of any roads, rights-of-way, etc. or concerning any special taxes or assessments levied against the Land and Improvements or any part thereof;

                 (c) from any insurance company or bonding company of any defects or inadequacies in the Property or any part thereof, which would adversely affect the insurability of the same or of any termination or threatened termination of any policy of insurance or bond;

                 (d) concerning any change in the land use classification or the zoning classification of the Land and Improvements or any part thereof;

                 (e)  concerning the possible or anticipated
revocation, non-renewal or disapproval of any of the Licenses; or

                 (f) of any other impediment to the continued use and operation of the Property for its existing uses

                 If any such written notice is received prior to the Closing, Gables Associates shall notify Aetna promptly thereof, and, to the extent that actions are required thereby to be taken by Gables Associates prior to Closing, shall cause such actions to be taken; provided, however, that Gables Associates shall not be required to advance any of its monies in order to comply with any such notice.

                 5.1.8  Utilities.  There is no pending or
threatened curtailment of any utility service presently being supplied to the Land and Improvements.

                 5.1.9 Assessments. No special assessments for public improvements have been made against the Property which are unpaid, including, without limitation, those for construction of sewer, water and other utility lines, streets, sidewalks and curbs, and there are no pending liens on account thereof.

                 5.1.10  Environmental.  Gables Associates
represents and warrants that: (a) Gables Associates has not been involved in, and Gables Associates is not aware of any prior owner of the Property having been involved in the generation, storage, transportation, disposal, release or discharge of hazardous materials, hazardous waste, hazardous substances, solid waste or pollution upon, in, over or under the Property and that, to the best of Gables Associates' knowledge, no such materials or pollution has migrated to the Property from neighboring property;
(b) Gables Associates has not received any notice from any governmental agency or authority or from any tenant or other occupant with respect to any generation, storage, transportation, disposal, release or discharge of hazardous materials, hazardous waste, hazardous substances, solid waste or pollution upon, in, over or under the Property; (c) there is no asbestos or asbestos-containing materials, PCB's, radon gas, urea formaldehyde foam insulation or underground storage tank(s) at or within the Property; (d) that Gables Associates and any tenant of the Property is not and will not become involved in operations at the Property or at other locations owned or operated by Gables Associates which would lead to the imposition on Gables Associates of liability under Chapter 403, Florida Statutes. the Resource Conservation and Recovery Act, 42 U.S.C. 6901 et seq. ("RCRA"), the Comprehensive Enviromental Response Compensation and Liability Act of 1980, 42 U.S.C. 9601 et seq. ("CERCLA") or any other federal, state or local ordinances, laws or regulations regarding environmental matters or hazardous substances, (e) Gables Associates will cooperate with the Receiver in complying with, and will take such action as may be required in order to promptly comply with, the requirements of Chapter 403, Florida Statutes, RCRA, CERCLA and all federal, state and local laws and regulations regarding environmental matters or hazardous substances as the same may each be amended from time to time (including all federal, state and local laws and regulations regarding underground storage tanks), and all such laws and regulations relating to asbestos and asbestos-containing materials, PCB's, radon gas, urea formaldehyde foam insulation (provided, however, Gables Associates shall not be required to spend any monies in order to comply with any of the foregoing requirements), and wil' notify Aetna promptly in the event of any release or discharge or a threatened release or discharge of hazardous materials, hazardous wastes, hazardous substances, solid waste or pollution upon, in, over or under the Property as those terms are defined in Chapter 403, Florida Statutes and any federal, state or local ordinances, laws or regulations regarding environmental matters or hazardous substances, or the presence of asbestos or asbestos-containing materials, PCB's, radon gas or urea formaldehyde foam insulation at the Property, or of the receipt by Gables Associates of any notice from any governmental agency or authority or from any tenant or other occupant or from any other person or entity with respect to any alleged such release or presence promptly upon discovery of such release, or promptly upon receipt of such notice, and will promptly send Aetna copies of all results of any tests regarding same on the Property and (f) there are no electrical transformers located on the Property.

                 5.1.11 Landfill. The Property has not been used as a solid waste or liquid waste landfill, or trash dump.

                 5.1.12  Licenses.  Exhibit D contains a correct
and complete list of all Licenses, true and correct copies of which will be delivered to Aetna pursuant to Section 4.1.6.

                 5.1.13  Brokeraqe Commissions.  There are no
commitments, agreements or contracts for brokerage commissions or similar compensation due (or to become due in connection with renewals of leases) tO any broker or similar person in connection with any Lease and future Lease, except as set forth in Exhibit C.

                 5.1.14  Orqanization and Authority.  Gables
Associates is a general partnership duly formed and validly existing in Florida, with full power and authority to carry on its business as now conducted.

                 5.1.15 Zoning. Gables Associates represents that the Property is zoned CB (commercial use) pursuant to the City of Coral Gables Zoning Code, that said classification allows for office building use, and there are no ordinances or regulations affecting the Land and the Improvements which would serve to restrict or prohibit the use of the Land and the Improvements in conformity with such zoning. Gables Associates represents that to the best of Gables Associates' knowledge, the Property is in compliance with zoning laws, as well as all other applicable laws, ordinances and regulations.

                 5.1.16 Commitments to Governmental Authorities. Gables Associates has made no commitments to any governmental authority, utility company, school board, church or any other religious body regarding the Property which would impose an obligation upon Aetna or its successors or assigns to make a contribution of money or dedications of land, or to construct, install or maintain any improvements of a public or private nature on or off the Property.

                 5.1.17 Notices. Gables Associates has not received any written notices from any insurance company of any defects or inadequacies in the Property or any part thereof which would materially and adversely affect the insurability of the Property or the premiums for the insurance thereof, and no notice has been given by any insurance company which has issued a policy with respect to any portion of the Property or by any board of fire underwriters (or other body exercising similar functions) requesting the performance of any alterations or other work which has not been complied with.

                 5.1.18  Possession.  There are no parties in
possession of any portion of the Property except for the tenants described in Exhibit C attached hereto and made a part hereof, and such other tenants as may be added pursuant to Section 9.1.

                 5.1.19 Disclosure. Except for the condition of the commercial leasing market in Dade County, Florida, there is no fact regarding the Property within Gables Associates' knowledge which adversely affects the Property in a material fashion which has not been set forth in this Agreement or an exhibit hereto or in a certificate or writing furnished in connection herewith. In the event that Gables Associates becomes aware of any fact regarding the Property which adversely affects the Property in a material fashion, Gables Associates will promptly notify Aetna, in writing, of such fact

                 5.1.20 Other Contracts. Gables Associates is not obligated under any contract; or agreement which has not been disclosed in connection herewith or a true copy of which have been previously delivered to Aetna.

                 5.1.21  Condition of Property   Gables Associates
represents that the Propersy (including the plumbing systems and fixtures, electrical systems and fixtures and sprinkler systems (if any)) is in good condition and repair, is termite free and that all electrical and mechanical appliances and equipment of whatever kind and nature are in good working condition, and that the Improvements are free from structural defect.


                              ARTICLE VI

        Aetna's Representations, Warranties and Covenants

        Aetna represents. warrants and covenants with Gables
Associates as of the date hereof as follows:

           6.1 Organization and Authority. Aetna is a Connecticut corporation duly formed and validly existing under the laws of the State of Connecticut with full power and authority to carry on its business as now conducted and as is contemplated from and after the consummation of the transaction which is the subject of this Agreement.

           6.2 Ability to Perform. Aetna has full power to execute, deliver and carry out the terms and provisions of this Agreement and has taken all necessary action to authorize the
execution, delivery and performance of this Agreement   The
persons executing this Agreement on behalf of Aetna have been duly authorized to do so, and this Agreement constitutes the legal, valid and binding obligation of Aetna enforceable in accordance with its terms, except as limited by applicable bankruptcy or other laws relating to creditor's rights generally.

No order, permission, consent, approval, license, authorization, registration or validation of, or filing with, or exemption by, any governmental agency, commission, board or public authority is required to authorize, or is required in connection with the execution, delivery and performance of this Agreement by Aetna or the taking by Aetna of any action contemplated by this Agreement.

           6.3 No Violation. The execution, delivery and performance of this Agreement, in accordance with its terms, will not violate, conflict with or result in the breach of any provision of the articles of incorporation of Aetna, or any law, regulation, contract, agreement, commitment order, judgement or decree tO which Aetna is a party or by which it may be bound


                              ARTICLE VII

                 Conditions Precedent to Closinq

           7.1  Aetna's Conditions Precedent to Closing   The
following shall be express conditions precedent to the obligations of Aetna under this Agreement, and are for the benefit of Aetna but may be waived by Aetna in whole or in part in its sole discretion:

                 7.1 1  No Default   No breach or default under
this Agreement shall have occurred on the part of Gables
Associates which is continuing uncured at Closing.

                 7.1.2 Closinq Obliqations and Representations. Gables Associates shall have complied in all respects with the requirements of Article IV and Article X, as of the Closing Date, and the representations and warranties in the certificate to be delivered under Section 10.7 shall be true and correct in all respects as of the Closing Date.

                 7.1.3 Inspections. Gables Associates shall provide to Aetna and/or its designee access to the Property at reasonable times prior to the Closing for the purposes of conducting inspections of same, including, but not limited to termite inspections, roof inspections, structural integrity inspections, environmental inspections and other inspections of the Property

                 7.1.4 Title. Good, marketable and fee simple title of record and in fact to the Land and the Improvements shall be vested in Gables Associates at Closing, subject only to the Permitted Exceptions and such other matters as Gables Associates shall cause to be removed at or prior to Closing. In the event that title is found to be other than good and marketable, free from liens, reverters, restrictions and other encumbrances and clouds, except for the Permitted Exceptions, it shall be the duty and obligation of Gables Associates to remove any such defects or objections on or before the Closing Date.

                 7.1.5 Estoppel Certificates. Gables Associates shall cooperate with the Manager in obtaining and delivering to Aetna prior to the Closing Date estoppel certificates from each utility company furnishing services to any portion of the Property in the form attached hereto as Exhibit O, and in the event that the Manager is unable to obtain said estoppel certificates, Gables Associates shall use its best efforts to obtain and deliver same to Aetna prior to the Closing. In the event that the Manager or Gables Associates are not able to deliver said utility estoppel certificates to Aetna prior to the Closing Date, Gables Associates shall substitute its own estoppel letter in the form attached hereto as Exhibit O.

                 7.1.6    Possession.    At the Closing, Gables
Associates shall deliver full possession of The Property to Aetna
(i) free of all tenants or occupants, except the tenants under the Leases reflected on Exhibit C and such other tenants as may be added pursuant to the provisions of Section 9.1, and (ii) not subject to any encumbrance other than the Permitted Exceptions.

                 7.1.7    Tenant Estoppel Letters.    Gables
Associates shall use its best efforts to obtain and deliver estoppel letters in the form attached hereto as Exhibit P prior to the Closing from all of the tenants identified in Exhibit C.

           Notwithstanding the foregoing, in the event that Gables Associates is unable to deliver said tenant estoppel letters to Aetna at or prior to the Closing from all of the tenants identified in Exhibit C, Gables Associates shall substitute its own estoppel letter in the form attached hereto as Exhibit P for those tenants from whom Gables Associates was unable to obtain estoppel letters.

                 7.1.8    No Material Chanqe.    No material
adverse change shall have occurred with respect to the Property since the date hereof.

                 7.1.9    Closing Documents.

                 7.1.9.1    Property Conveyance.    The Land and
the Improvements shall be conveyed by Special Warranty Deed, the Personal Property shall be conveyed by a proper Bill of Sale (with warranties of title) and the Miscellaneous Property, Licenses, Leases and Service Contracts shall be conveyed by a proper assignment.

                 7.1.9.2    Removal of Liens.    Gables Associates
shall cause to be made and delivered to Aetna an Affidavit of No Lien (Mechanic's Lien Affidavit) as to the Land and the Improvements in the form attached hereto as Exhibit Q. Gables Associates shall deliver to Aetna original lien waivers as well as releases from all contractors, subcontractors and/or materialmen who have not been paid and who have performed work or furnished materials prior to the Closing and/or for work in progress or who have pending liens on the Property.

                 7.1.10    No Cancellation of Lease.    No
condemnation or casualty which allows any tenant to cancel its lease pursuant to the terms thereof shall have occurred.

                 7.1.11    UCC Search.    Gables Associates shall
deliver to Aetna prior to the Closing Date a UCC Financing
Statement search indicating that there are no outstanding financing statements or security agreements regarding Gables
Associates or the Property which remain unsatisfied other than the UCC-ls in favor of Aetna, or provide payoff letters
(satisfactory to Aetna) from any secured party for any outstanding financing statements at time of Closing.

                 7.1.12    Stipulation and Final Judgment of
Foreclosure. Gables Associates hereby instructs its counsel to execute the Stipulation and Final Judgment in form and substance as appears on Exhibit V attached hereto and made a part hereof (the "Stipulation") and to deliver the Stipulation in escrow to the Escrow Agent at time of Closing, to be held pursuant to the terms of the Escrow Agreement.

                 7.1.13    Stipulation and Joint Motion for Ex
Parte Appointment of Receiver.    Gables Associates hereby
instructs its counsel to execute the Stipulation and Joint Motion for Ex Parte Appointment of Receiver in form and substance as it appears on Exhibit X attached hereto and made a part hereof and to deliver the Stipulation and Joint Motion for Ex Parte Appointment of Receiver to Aetna at the time of Closing. Aetna shall be free to file the Stipulation and Joint Motion for Ex Parte Appointment of Receiver at any time after the filing of its foreclosure action to enforce the Loan Documents on April 30, l993 .

           7.2    Gables Associates' Conditions Precedent to
Closing.    The following shall be express conditions precedent
to the obligations of Gables Associates under this Agreement, and are for the benefit of Gables Associates, but may be waived by Gables Associates, in whole or in part in its sole discretion:

                 7.2.1    No Default.    No breach or default under
this Aqreement shall have occurred on the part of Aetna which is continuing and uncured at Closing.

                 7.2.2    Closing Obligations and Representations.

Aetna shall have complied in all respects with the requirements on Aetna's part to be complied with under Article XI hereof, and the representations and warranties of Aetna contained in the certificate to be delivered under Section 11.1 shall be true and correct in all respects as of the Closing Date.

                          ARTICLE VIII
                Insurance, Casualty, Condemnation

           8.1    Fire or Casualty.    If the Property or any
portion whereof is damaged or destroyed by fire or other casualty prior to the Closing, Aetna shall proceed with the transaction contemplated herein, and Aetna shall be entitled to such insurance as is paid on the claim of loss.

           8.2    Condemnation.    In the event that all or any
portion of the Property becomes the subject of a condemnation proceeding or threat thereof by a public or quasi-public authority having the power of eminent domain prior to the Closing, Gables Associates shall immediately notify Aetna whereof in writing, and Aetna shall proceed with the transaction contemplated herein and shall be entitled to receive all proceeds of any award or payment in lieu thereof resulting from such proceedings or threat thereof.


                              ARTICLE IX
                      Obligations Pending Closing

           9.1  Access, Riqht of Inspection and Termination.


                 (a) Aetna, its engineers, appraisers, attorneys and other representatives shall have the right, at Aetna's sole cost, risk and expense, to enter onto the Property during normal business hours on reasonable notice and in a reasonable manner, without interference with the operation of the Property, for the purpose of making such tests and inspections as Aetna deems necessary or appropriate in connection with this Agreement.

                 (b)    Gables Associates shall make all of its
files and records relating to the operation of the Property available to Aetna for copying, which obligation shall survive the Closing.

           9.2    Notice of Changes.    Each party shall promptly
give written notice to the other of the occurrence of any event materially affecting the substance of the representations made hereunder.


                               ARTICLE X

              Gables Associates' Closing Obligations

           10.1    Deliveries at Closing.    At the Closing,
Gables Associates shall deliver or cause to be delivered the following documents to the Escrow Agent to be held in escrow pursuant to the terms of the Escrow Aqreement:

                 10.1.1 an executed and acknowledged Special Warranty Deed in form and substance as appears on Exhibit S transferring fee simple title to the Land and Improvements to Aetna or its designee, subject only to the Permitted Exceptions;

           Notwithstanding anything to the contrary contained in this Agreement or the exhibits attached hereto, it is the intent of the parties hereto that the transfer of title to the Property from Gables Associates to Aetna shall not act as a merger of title as to any security interests Aetna may currently hold in the Property pursuant to the Loan Documents.

                 10.1.2 an executed and acknowledged assignment assigning Gables Associates' interest in, among other things, the Service Contracts, Leases, Licenses, warranties and guaranties in form and substance as appears on Exhibit T;

                 10.1.3 an executed and acknowledged assignment assigning to Aetna all of the Utility Deposits;

                 10.1.4    an executed and acknowledged Bill of
Sale (with warranties of title) transferring to Aetna the Personal Property and any remaining items of Miscellaneous
Property not otherwise assigned or conveyed in form and substance as appears on Exhibit U.

                 10.1.5    an executed and acknowledged
satisfaction of mortgage in form satisfactory to the title insurance underwriter from Gables Limited, the holder of a second mortgage and a third mortgage on the Property.

           10.2    Lien Waivers.    Gables Associates shall
deliver to Aetna original lien waivers as well as releases from all contractors, subcontractors and/or materialmen who have not been paid and who have performed work or furnished materials prior to the Closing and/or for work in progress or who have pending liens on the Property.

           10.3    Service Contracts.    Executed counterparts of
all other Service Contracts other than Service Contracts which are permitted to be terminated in accordance with this Agreement or, if Gables Associates is unable to produce the same, a copy of any such Service Contracts certified by Gables Associates to be true, correct and complete.

           10.4    Tax Receipts.    A receipt or receipts from the
appropriate taxing authorities evidencing that all personal and real property taxes affecting the Property which were due and payable have been paid.

           10.5    Documents.    Original copies of the most
recent site plans, surveys, soil and substrata studies, architectural drawings, plans and specifications, graphic boards, schematic plans, renderings, engineering plans and studies, floor plans, landscape plans and other plans or studies of any kind that relate to all or any part of the Property in the possession or control of Gables Associates. Gables Associates shall also deliver (i) original copies of all then effective guaranties and warranties made by any person for the benefit of Gables Associates, with respect to the Property or any of its components, and (ii) originals of all Licenses and Miscellaneous Property, except that photocopies may be substituted if the originals are required to be posted at the Property.

           10.6    Licenses.    The Licenses, provided that
photocopies may be substituted if the originals are required to be posted at the Property.

           10.7    Certificate of Article V Representations,
Warranties and Covenants.    A certificate of Gables Associates
updating the representations and warranties contained in Article
V hereof.

           10.8    Estoppel Certificates.    The estoppel
certificates or other deliveries described in Sections 7.1.5 and
7.1.7 to the extent not previously delivered.

           l0.9    Other Documents.    Any other document (i)
required by this Agreement to be delivered by Gables Associates or (ii) otherwise reasonably necessary to consummate the transaction contemplated hereby and in form reasonably acceptable to Aetna and Aetna's counsel.

           l0.10    Authority.    Evidence of Gables Associates'
authority for the execution of this Agreement and the consummation of the transactions contemplated by this Agreement including such evidence as may be reasonably requested by Aetna and Aetna's counsel.

           l0.11    No Foreign Person.    Affidavit, under penalty
of perjury, confirming Gables Associates' United States taxpayer identification number is 36-3298386 and stating that Gables
Associates is not a foreign person, in a form sufficient to exempt Aetna from the withholding provisions of Section 1445 of the Code.

           10.12 Deliveries required by the Title Commitment. Satisfactions, releases or other documents required by Attorneys' Title Insurance Fund, Inc. Title Insurance Commitment bearing File No. 01-93-10244M, in order to delete all of the requirements contained in Schedule B-I.

           10.13   Delivery of Leases/Rent Roll.    To the extent
in Gables Associates' possession, the landlord's original executed counterparts of all Leases and related documents In addition, an executed and acknowledged current rent roll for the Property certified by Gables Associates to be true and correct, including a statement as to the current status of payment for all tenants.

           10.14    Rent Records.    To the extent in Gables
Associates' possession, originals of all rent records (including Lease summaries in the same format as the Lease Summary attached as Exhibit C dated as of the Closing Date), and related documents in the possession or under the control of Gables Associates.

           10.15    Letters to Tenants.    A sufficient quantity
of original letters to tenants under the Leases, contractors under Service Contracts, utilities or others, advising such persons of the transfer of ownership to Aetna and of the address to which further notices and rental payments are to be made.

           10.16    Solvency Affidavit.    If requested by Aetna,
Gables Associates shall provide Aetna with the Solvency Affidavit regarding Gables Associates in the form attached hereto as Exhibit L, or such other affidavit as may be reasonably required by the title insurance underwriter.

                              ARTICLES XI
                      Aetna's Closing Obligations

             At the Closing, Aetna shall deliver to Gables
    Associates or as otherwise provided below, or cause to happen:


           11.1    Certificate of Aetna's Representations.    A
certificate of Aetna updating the representations and warranties of Aetna contained in Article VI hereof.

           11.2    Aetna's Authority.    Evidence of Aetna's
authority for the consummation of the transactions contemplated hereunder including evidence of incumbency and such other evidence of authority as may be reasonably requested by Gables Associates.

           11.3    Other Documents.    All other documents (i)
required by this Agreement to be delivered by Aetna, or (ii) otherwise reasonably necessary to consummate the transaction contemplated hereby and in form reasonably satisfactory to Gables Associates and Gables Associates' counsel on, at or before the Closing; provided, however, that any request hereunder shall be made on a timely basis so that Aetna shall have a reasonable period of time to satisfy such request.

                           ARTICLE XII
                     Continuing Obligations

           12.1    Sale of Property.    After the Closing date,
Gables Associates shall continue to attempt to sell the Property for a purchase price of at least $8,000,000.00. Should Gables Associates enter into a contract for sale and purchase on or before April 30, 1993 and close and disburse the proceeds from said sale prior to June 30. 1993, Aetna will release its first mortgage on the Property upon receipt of a sum in the amount of $7,680,000.00

In the event that the purchase price of $8,000,000.00 is increased by a figure up to $100,000.00, then Aetna will release its first mortgage encumbering the Property upon receipt of $7,680,000.00, plus 20% of said increase.

In the event that the purchase price is increased above
$8,100,000.00 by a figure up to $100,000.00, then Aetna will release its first mortgage encumbering the Property upon receipt of $7,680,000.00, plus 20% of the first $100,000.00 above
$8,000,000.00, and 50% of the next $100,000.00 above
$8,100,000.00.

In the event that the purchase price is increased above $8,200,000.00, then Aetna will release its first mortgage encumbering the Property upon receipt of $7,680,000.00, plus 20% of the first $100,000.00 above $8,000,000.00, 50% of the next
$100,000.00 above $8,100,000.00, and any additional monies above $8,200,000.00, unless Aetna, in writing, agrees to another arrangement as to the payment of monies in excess of $8,200,000.00.

           Gables Associates hereby represents to Aetna that Gables Associates, Carlyle Real Estate Limited Partnership XIII, Gables Corporate Plaza, Ltd., Michael L. Katz, Alberto Socol, and/or any related or affiliated persons, entities or parties (hereinafter collectively referred to as the "Seller") will not be receiving monies or other valuable consideration of any nature in connection with the sale of the Property, including, but not limited to the payoff of the second and/or third mortgages encumbering the Property, real estate brokerage commission(s) or fee(s), participation interest, or contingent interest, in excess of the amount set forth below in connection with the specified purchase price, to wit:

           (i) Purchase Price of $8,000,000.00 - Seller will not receive monies or other consideration in excess of $320,000.00.

           (ii) Purchase Price in excess of $8,000,000.00, but less than $8,100,001.00 - Seller will not receive monies or other consideration in excess of $400,000.00.

           (iii)    Purchase Price in excess of $8,100,000.00 -
Seller will not receive monies or other consideration in excess of $450,000.00.

           12.2    Escrow Agent.    The Escrow Agent is hereby
instructed, and the Escrow Agreement shall provide that   (i) the
Escrow Agent shall destroy the documents delivered to it in escrow in the event that Gables Associates sells and closes on the Property pursuant to the provisions of Sections 12.1, or otherwise sells and closes on the Property prior to January 5, 1994 on terms and conditions acceptable to Aetna, in Aetna's sole discretion; and (ii) the Escrow Agent shall release the documents held in escrow to Aetna on January 5, 1994, which may then be filed by Aetna in the Circuit Court of Dade County, Florida, recording in the Public Records of Dade County, Florida, or otherwise held or disbursed by Aetna, as appropriate, in the event that Gables Associates has not sold and closed on the Property pursuant to the provisions of Section 12.1, or otherwise sold and closed on the property prior to January 5, 1994 on terms acceptable to Aetna, in Aetna's sole discretion.

           12.3    Further Assurances.    After the Closing Date,
Gables Associates and Aetna shall cooperate with one another at reasonable times and on reasonable conditions and shall execute and deliver such instruments and documents as may be reasonably necessary in order fully to carry out the intent and purposes of the transactions contemplated hereby.

           12.4    Survival.    All representations and warranties
made by Gables Associates under Article V and made by Aetna under
Article VI of this Agreement and in certificates delivered at Closing pursuant to Section 10.7 by Gables Associates and Section
11.1 by Aetna, as well as all other covenants set forth in this Agreement shall survive the Closing until,such time as Aetna acquires title to the Property, excluding the provisions of this
Section 12.4, as well as the provisions of Article XIV which shall under all circumstances survive the Closing; provided, however, that Gables Associates and its partners shall have no personal liability for money damages arising out of the inaccuracy or falsity of the above described representations and warranties if Gables Associates o its partners do not take any action after the date of this Agreement to thwart, deter, hinder or delay Aetna or its designee from taking title to the Property, or otherwise frustrate the purpose of this Agreement. Notwithstanding the foregoing, it is the intention and the agreement of the parties hereto that the expiration of the above described representations, warrarnties and covenants then Aetna acquires title to the Property shall not be applicable to or in any way effect the representations, warranties or covenants set forth in the Special Warranty Deed, Bill of Sale, Assignment, Mechanics'
Lien Affidavit, Solvency Affidavit, satisfactions for the subordinate mortgages described in Section 10.1.5 or any other affidavit or document required by the title insurance underwriter (the "Real Estate Closing Documents") or the Stipulation and
Final Judqment of Foreclosure, and the Stipulation and Joint
Motion for Ex Parte Appointment of Receiver.

                             ARTICLE XIII
                               Remedies


           13.1    Default

                 13.1.1    Aetna's Default.    In the event Aetna
shall fail to perform its obligations hereunder by or on the Closing Date, and all conditions to such performance have then been satisfied, Gables Associates shall have the right to pursue such remedies as are available at law or in equity and to assert Gables Associates' rights under Section 14.5.

                 13.1.2    Gables Associates' Default or Force
Majeure.   In the event that Gables Associates shall fail to
perform its obligations hereunder by or on the Closing Date, and that all conditions to Gables Associates' performance have been satisfied on the Closing Date, and Aetna is not in default hereunder, Aetna shall have the right to pursue such remedies as are available at law or in equity, including the riqht to bring an action for specific performance to enforce this Agreement and to assert Aetna's rights under Section 14.5, provided, however, notwithstanding anything to the c ontrary in this Agreement or in any "Ancillary Agreement" (i.e., any agreement, stipulation, instrument, pleading, judgment, court order or other document executed or otherwise created in connection herewith, including, but not limited to, the Real Estate Closing Documents), the remedies of Aetna or any other person or entity for a default or breach under this Agreement or under any of the Ancillary Documents shall be limited to Aetna's rights against the Property; and Gables Associates, Carlyle Real Estate Limited Partnership-XIII ("Carlyle") and Gables Limited and the direct or indirect general partners of Carlyle or of Gables Limited shall not have any personal liability under or in connection with this Agreement or any of the Ancillary Documents, except that each of said parties shall have personal liability for monetary damages incurred by Aetna to the extent caused by any respective action taken by such party after the date of this Agreement with the intent to thwart, deter, hinder or delay Aetna or its designee from taking title to the Property notwithstanding the foregoing: (1) in no event shall any direct or indirect partner in Carlyle have any personal liability under or in connection with this Agreement or any Ancillary Document; and (2) in no event shall a negative capital account or any contribution or payment obligation of a direct or indirect partner in Gables Associates (or Carlyle) be deemed to be an asset of Gables Associates (or Carlyle) or otherwise subject to recourse by Aetna for the purpose of satisfying any liability or obligation under the Loan. Documents, this Agreement, or any Ancillary Document. The provisions of this Section 13.1.2 shall survive any termination of this Agreement or the consummation of any of the transactions contemplated hereby, including, but not limited to the delivery of the Ancillary Documents to Aetna pursuant to the Escrow Agreement and the recording Of the Special Warranty Deed in the Public Records of Dade County, Florida.

           13.2    Use of Proceeds to Clear Title.    All unpaid
taxes, assessments, water charges and sewer rents, together with the interest and penalties thereon to the time of the Closing, and all other liens and encumbrances which Gables Associates is obligated to pay and discharge, together with the cost of recording or filing any instruments necessary to discharge such liens and encumbrances of record, shall be paid by Gables Associates at the Closing


                              ARTICLE XIV
                       Miscellaneous Provisions


           14.1    Exhibits.    Exhibits A through X attached
hereto are hereby made a part hereof as fully as if set forth in the text of this Agreement (it being understood that no signatory to this Agreement shall be deemed liable as a result of this
Section 14.1 for any agreement attached as an exhibit hereto to which such signatory is not a party).

           14.2    Purchasinq Entity; Successors and Assigns.
Aetna may assign all of its riqht, title and interest in this Agreement to a wholly owned subsidiary of Aetna.

           14.3    Governinq Law.    This Agreement shall be
governed and construed in accordance with the laws of the State of Florida, without regard to conflict of law principles thereunder.

           14.4    Headings.    Headings and captions at the
beginning of each numbered section of this Agreement are solely for the reference of the parties and are not a part of or affect the interpretation of this Agreement.

           14.5   Attorneys' fees.    In the event of any
litigation arising out of a breach or claimed breach of this Agreement or of the Escrow Agreement, the prevailing party shall be entitled to recover all costs and expenses incurred, including reasonable attorneys' fees. References to "reasonable attorneys' fees" herein shall be deemed to include all such fees in connection with litigation, including any trial or appeal.

           14.6   WAIVER OF JURY TRIAL:    AETNA AND GABLES
ASSOCIATES HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT ANY ONE OR MORE OF THEM MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THE LOAN OR ANY AGREEMENT EXECUTED IN CONJUNCTION THEREWITH, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF ANY PARTY HERETO. THIS PROVISION IS A MATERIAL INDUCEMENT TO AETNA TO ENTER INTO THIS AGREEMENT.

           14.7   Counterparts.    This Agreement may be executed
in two or more counterparts, each of which shall be an original but all of which shall together constitute one and the same agreement.

           14.8    Interpretation.    This Agreement shall be
construed without regard to any presumption or other rule requiring construction against the party causing this Agreement to be drafted. If any words or phrases in this Agreement shall have been stricken out or otherwise eliminated, whether or not any other words or phrases have been added, and initialed by the party against which such words or phrases are construed, this Agreement shall be construed as if the words or phrases so stricken out or otherwise eliminated were never included in this Agreement and no implication or inference shall be drawn from the fact that such words or phrases were so stricken out or otherwise eliminated. If any provision of this Agreement shall not be enforceable or shall be determined by any court to be invalid, all other provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect. All terms and words used in this Agreement, regardless of the number or gender in which they are used, shall be deemed to include any other number and any other gender as the context may require.

           14.9    Amendment.    This Agreement can be modified or
rescinded only by writing expressly referring to this Agreement and signed by all of the parties.

           14.10   Notices.    Any notice, report, demand or other
instrument authorized or required to be given or furnished to either party under this Agreement shall be sent to such party at the address of such party set forth below and mailed registered or certified mail, return receipt requested, or overnight
delivery service, postage paid and shall be deemed given on the earliest to occur of (i) receipt therof (ii) the third day after deposit in the United States Postal Service with propoer postage affixed, or (iii) the day following the delivery to such
overnight delivery service.   The addresses of the parties are as
follows:

           If to Gables Associates:

           Carlyle Real Estate Limited
             Partnership - XIII
           900 North Michigan Avenue
           19th Floor
           Chicago, Illinois   60611
           Attn:  Mr. Norman Geller

           Gables Corporate Plaza, Ltd.
           1401 Brickell Avenue
           Suite 803
           Miami, Florida  33131
           Attn:  Mr. Michael L. Katz

           with a copy to:

           Rubin, Baum, Levin, et al.
           200 South Biscayne Boulevard
           Suite 2500
           Miami, Florida   33131-2398
           Attn:  Brian L. Bilzin, Esq.

           If to Aetna:

           Aetna Life & Casualty Insurance Company
           City Place
           151 Farmington Avenue
           Hartford, Connecticut  06156-3419
           Attn:  Garrett Delehanty, Esq.

           with a copy to:

           Steel Hector & Davis
           200 South Biscayne Boulevard
           Suite 4000
           Miami, Florida   33131-2398
           Attn:  Thomas V. Eagan, P.A.

Each party may change the address to which any such notice, report, demand or other instrument is to be mailed, by furnishing written notice of such change to the other party.

           14.11   Entire Agreement.    All understandings and
agreements heretofore made between the parties are merged in this Agreement. There are no oral promises, conditions, representations, understandings, interpretations or terms of any kind as conditions or inducements to the execution of this Agreement in effect between the parties. No change or modification of this Agreement shall be valid unless the same is in writing and signed by the parties hereto. No waiver of any of the provisions of this Agreement shall be valid unless the same is in writing and is signed by the party against which it is sought to be enforced and shall be valid only for the particular time and circumstances for which it is obtained.

           14.10    Document Evidencing Termination.    In the
event this Agreement shall be terminated by either party in accordance with the terms hereof, either party shall, at the request of the other, execute and deliver an agreement in form reasonably satisfactory to Gables Associates and Aetna evidencing such termination. The obligations of Gables Associates and Aetna under this Section 14.12 shall survive the termination of this Agreement.

           14.13    Time of the Essence.    Time is of the essence
in the performance by the parties hereto of each and every obligation under this Agreement.

           14.14 Confidentiality. The parties hereto acknowledge and agree that the terms and conditions of this Agreement shall be held in confidence by the parties hereto and shall not be disclosed to any party at anytime without the express written consent of the parties hereto. In the event that either party hereto discloses the terms and conditions of this Agreement without the prior written consent of the other party hereto, then the disclosing party shall be held liable for any and all damages suffered by the other party hereto resulting from such disclosure, including, but not limited to court costs and attorneys' fees on the trial court and any appellate levels.

           14.15 Liens Unimpaired. The parties hereby agree that the execution of this Agreement will not discharge, interrupt, impair, abate or otherwise modify the priority or validity of any lien or security interest securing payment of the obligations or indebtedness evidenced and secured by any of the Loan Documents. The parties further agree that in all respects, the Note, the Mortgage and all other Loan Documents remain in full force and effect and unabated and Gales Associates hereby reaffirms its obligations under the Loan Documents. At such time as the Third Note and Mortgage Modification Agreement and related Loan Documents are satisfied of record, Aetna will deliver the original and Restated Renewal Note marked "Paid and Cancelled" to Gales Associates.

           14.16    No Third Party Beneficiaries.    The parties
hereto, for themselves and their heirs, personal representatives, successors and assigns agree that there are no third party beneficiaries to this Agreement, any exhibits attached hereto or any document referenced herein. Nothing in this Agreement or in any of the documents references herein or to be executed in connection herewith, whether expressed or implied, is intended to confer any rights or remedies on any persons, entities or associations other than the parties to this Agreement, nor is anything in this Agreement or in any of the documents referenced herein or to be executed in connection herewith intended to relieve or discharge the obligation or liability of any third persons or (except as expressly provided to the contrary herein) any party to this Agreement or any of the documents referenced herein or to be executed in connection herewith which survives the execution of this Settlement Agreement.

           14.17    No Admission.    The undersigned agree that
the actions by the parties hereto do not constitute an admission of liability by any party hereto, and that the payment being made and value being tendered constitutes simply the compromise of doubtful and disputed claims.

           14.18    Advice of Counsel.    By their execution of
this Agreement, or any and all counterparts thereof, each of the parties does hereby expressly acknowledge that they have executed the same freely and voluntarily and they have had advice of counsel of their choice, accountants and financial advisors regarding the effect of the execution and delivery of this Agreement or a counterpart of it and the originals or counterparts of the documents attached hereto as exhibits. It is understood and agreed by the parties hereto that the monetary facts with respect to which this Agreement is made may hereafter prove to be different from the monetary facts now known by the parties hereto or any of them or believed by any of them to be true. Each of the parties hereto expressly accepts and assumes the risk of the monetary facts proven to be so different, and each of the parties hereto agrees that all terms, covenants, and conditions of this Agreement are in all respects effective and not subject to termination or rescission by any such difference in such monetary facts.

           14.19    Benefit of Agreement.    All of the terms,
covenants, conditions, agreements, and undertakings contained in this Agreement and in the exhibits attached hereto have been made by the undersigned solely and exclusively for their benefit, and no other person, corporation or entity shall, under any circumstances, be deemed to be a beneficiary, including an incidental or third party beneficiary, of such terms, covenants, conditions, agreements, and undertakings.

           14.20    Effective Date.    The effective date of this
Settlement Agreement shall be the date this Settlement Agreement has been executed by the last party required to execute this Settlement Agreement or any counterpart thereof (the "Effective Date").

           14.21    Tolling Agreement.    In the event that Aetna,
in its sole discretion, deems it necessary or desirable to hereafter file an action to collect upon or enforce any of the Loan Documents, Gables Associates expressly agrees to and does hereby waive any right or privilege to object or raise any defense to such an action based, in whole or in part, upon the passage of time, including, without limitation, any statute of limitation or the equitable doctrine of laches, and Gables Associates does hereby further agree not to plead or assert any defense or objection in such action based, in whole or in part, upon the passage of time, including, without limitation, any statute of limitation or the equitable doctrine of laches. Notwithstanding anything to the contrary in this Agreement, the provisions of this paragraph 14.21 shall survive the Closing and any termination of this Agreement and shall remain in full force and effect for a period of seven (7) years from the date of this Agreement.

           14.22    Waiver of Bankruptcy Stay.    Gables
Associates hereby agrees that it shall consent, and shall not oppose, any request by Aetna for relief of stay in the event that it seeks relief under the United States Bankruptcy Code at any time after executing this Agreement. Notwithstanding anything to the contrary in this Agreement, the provisions of this paragraph
14.22 shall survive the Closing and any termination of this Agreement and shall remain in full force and effect for a period of seven (7) years from the date of this Agreement.

           14.23    Foreclosure Action.    Gables Associates
agrees that Aetna may, at any time after April 30, 1993, file its foreclosure action to enforce the Loan Documents against the Property, as well s the Plaintiff's Verified Motion for Appointment of Receiver and Alternatively for Sequestration of Rents attached hereto as Exhibit W and made a part hereof.
Gables Associates, Gables Limited and Carlyle Real Estate Limited Partnership - XIII, an Illinois limited partnership hereby designate Brian L. Bilzin, Esquire of the law firm of Rubin, Baum, Levin, et al., 200 South Biscayne Boulevard, Suite 2500,
Miami, Florida   33131-2398 as designated and authorized agent to
accept service of process and all papers to be filed and served in connection with the above-described foreclosure action, as well as to sign the Stipulation and Joint Motion for Ex Parte Appointment of Receiver, and the Stipulation and Final Judgment of Foreclosure.

           14.24    Frustration of Purpose.    Gables Associates
represents that it will not take any action to thwart, deter, hinder or delay Aetna or its designee from taking title to the Property pursuant to the Special Warranty Deed or otherwise tristrate the purpose of this Agreement.

           IN WITNESS WHEREOF, the parties have executed this Agreement in multiple original counterparts, each of which shall be deemed to be an original hereof, as of the day and year first written above.


Signed, sealed and delivered          AETNA LIFE INSURANCE COMPANY
in the presence of:                   a Connecticut corporation

S/Marianna Petrocelli                 By: S/Matilda Alfonso
S/                               Name: MATILDA ALFONSO
                                 Title: VICE PRESIDENT

                                      (Corporate Seal)
                                 GABLES CORPORATE PLAZA
                                 ASSOCIATES, a Florida general
                                 partnership

                                 Carlyle Real Estate Limited
                                 Partnership-XIII, an Illinois
                                 limited partnership, general

                                 partner

                                 By:  JMB Realty Corporation, a
                                      Delaware corporation,
                                      general partner



S/Lisa K. McGready                    By: S/Julie A. Strocchia
S/Debra A. Jackson                    Name: JULIE A. STROCCHIA
                                      Title: VICE PRESIDENT
                                      Gables Corporate Plaza, Ltd.,
                                      a Florida limited partnership,
                                      general partner



S/                                    By: S/Albert J. Socol
                                            Albert J. Socol, general
S/                                          partner

S/                                    By: S/Michael L. Katz
                                            Michael L. Katz, general
S/                                          partner




                                      GABLES CORPORATE PLAZA, LTD.,
                                      a Florida limited partnership

S/                                    By: S/Albert J. Socol
                                        Albert J. Socol, general
S/                                             partner


S/                                    By: S/Michael L. Katz
                                        Michael L. Katz, general
S/                                             partner




JDS/4013

                                                             Exhibit 21



                         LIST OF SUBSIDIARIES



     The Partnership is a partner of Gables Corporate Plaza Associates, a general partnership which holds title to the Gables Corporate Plaza in Coral Gables, Florida. The developer of the property is a partner in the joint venture. The Partnership is a partner of Sherry Lane Associates, a general partnership which holds title to the Sherry Lane Place Office Building in Dallas, Texas. The Partnership is a limited partner of Eastridge Associates Limited Partnership, a limited partnership which holds title to the Eastridge Apartments in Tucson, Arizona. An affiliate of the General Partners of the Partnership is the general partner in the joint venture. The Partnership is a partner of Copley Place Associates, a limited partnership which holds title to Copley Place in Boston, Massachusetts. The developer of the property is a partner in the joint venture. The Partnership is a partner of Carrollwood Station Associates, Ltd., a limited partnership which holds title to the Carrollwood Station Apartments in Tampa, Florida. The developer of the property is a partner in the joint venture. The Partnership is a partner of Jacksonville Cove Associates, Ltd., a limited partnership which holds title to The Glades Apartments in Jacksonville, Florida. The developer of the property is a partner in the joint venture. The Partnership is a 20% shareholder in Carlyle Managers, Inc. and 20% shareholder in Carlyle Investors, Inc. Reference is made to Note 3 for a description of the terms of such joint venture partnerships. The Partnership's interest in the joint ventures and the results of its operations are included in the Consolidated Financial Statements of the Partnership filed with this annual report.
                                            POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and directors of JMB Realty Corporation, the managing general partner of CARLYLE REAL ESTATE LTD. -XIII, do hereby nominate, constitute and appoint GARY NICKELE, GAILEN J. HULL, DENNIS M. QUINN or any of them, attorneys and agents of the undersigned with full power of authority to sign in the name and on behalf of the undersigned officer or directors a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, hereby ratifying and confirming all that said attorneys and agents and any of them may do by virtue hereof.

        IN WITNESS WHEREOF, the undersigned have executed this Power of Attorney the 23rd day of March, 1994.

JUDD D. MALKIN
- -------------------                               Chairman and Director
Judd D. Malkin


NEIL G. BLUHM
- -------------------                               President and Director
Neil G. Bluhm


H. RIGEL BARBER
- -------------------                               Chief Executive Officer
H. Rigel Barber


JEFFREY R. ROSENTHAL
- -----------------------                           Chief Financial Officer
Jeffrey R. Rosenthal

        The undersigned hereby acknowledge and accept such power of authority to sign, in the name and on behalf of the above named officer and directors, a Report on Form 10-K of said partnership for the fiscal year ended
December 31, 1993, and any and all amendments thereto, the 23rd day of March, 1994.

                                                            GARY NICKELE
                                                            ------------
                                                            Gary Nickele

                                                            GAILEN J. HULL
                                                            ---------------
                                                            Gailen J. Hull

                                                            DENNIS M. QUINN
                                                            ---------------
                                                            Dennis M. Quinn



                                        POWER OF ATTORNEY
                                        -----------------

       KNOW ALL MEN BY THESE PRESENTS, that the undersigned officer and directors of JMB Realty Corporation, the managing general partner of CARLYLE REAL ESTATE LTD. - XI, do hereby nominate, constitute and appoint GARY NICKELE, GAILEN J. HULL, DENNIS M. QUINN or any of them, attorneys and agents of the undersigned with full power of authority to sign in the name and on behalf of the undersigned officer or directors a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, hereby ratifying and confirming all that said attorneys and agents and any of them may do by virtue hereof.

       IN WITNESS WHEREOF, the undersigned have executed this Power of Attorney the 26th day of January, 1994.



STUART C. NATHAN
_________________________               Executive Vice President and Director of
Stuart C. Nathan                        General Partner

A. LEE SACKS
_________________________               Director of General Partner
A. Lee Sacks



       The undersigned hereby acknowledge and accept such power of authority to sign, in the name on behalf of the above named officer and directors, a Report on Form 10-K of said partnership for the fiscal year ended December 31, 1993, and any and all amendments thereto, the 26th day of January, 1994.



                                              GARY NICKELE
                                              ______________________
                                              Gary Nickele

                                              GAILEN J. HULL
                                              ______________________
                                              Gailen J. Hull

                                              DENNIS M. QUINN
                                              ___________________________
                                              Dennis M. Quinn