Form 10-Q
period 1994-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1994-05-16
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994                  Commission file #0-12791




                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
            (Exact name of registrant as specified in its charter)




       Illinois                           36-3207212
(State of organization)        (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                   60611
(Address of principal executive office)             (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements. . . . . . . . . . . . . . . .

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . .



PART II     OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities . . . . . . . . . .

Item 5.     Other Information . . . . . . . . . . . . . . . . .

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                   (UNAUDITED)

                                                                     ASSETS
                                                                     ------

                                                                                                        MARCH 31,    DECEMBER 31,
                                                                                                          1994           1993
                                                                                                      ------------   -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,909,952     5,362,152
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20,891,358    23,095,901
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      538,800       538,800
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,159,853     3,711,359
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      163,546       397,109
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,946,266     3,918,882
                                                                                                      ------------  ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,609,775    37,024,203
                                                                                                      ------------  ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,608,875    27,002,062
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  416,148,568   447,201,128
                                                                                                      ------------  ------------
                                                                                                       438,757,443   474,203,190
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  142,854,514   149,914,951
                                                                                                      ------------  ------------
          Total investment properties, net of accumulated depreciation. . . . . . . . . . . . . . . .  295,902,929   324,288,239
                                                                                                      ------------  ------------
Investment in unconsolidated venture, at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . .    2,456,261     2,446,681
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,417,234     5,983,034
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      472,211       487,289
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,473,665     4,557,854
                                                                                                      ------------  ------------
                                                                                                      $340,332,075   374,787,300
                                                                                                      ============  ============
                                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (a limited partnership)
                                                            and Consolidated Ventures
                                                     Consolidated Balance Sheets (Continued)

                                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                              -----------------------------------------------------

                                                                                                         MARCH 31,    DECEMBER 31,
                                                                                                           1994           1993
                                                                                                      ------------   -----------
Current liabilities:
  Current portion of long-term debt (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 52,407,063    94,086,630
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,778,389     2,397,159
  Amounts due to affiliates (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14,064,051    14,894,459
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      488,841       770,237
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,094,230     8,591,163
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,674,059     2,064,479
                                                                                                      ------------  ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   77,506,633   122,804,127
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      749,233       880,056
Investment in unconsolidated venture, at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . .   73,908,913    72,546,193
Long-term debt, less current portion (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  363,307,929   360,881,897
                                                                                                      ------------  ------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  515,472,708   557,112,273
Venture partners' subordinated equity in ventures . . . . . . . . . . . . . . . . . . . . . . . . . .      329,857       330,185
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (19,777,573)  (19,664,338)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,039,022)   (1,039,022)
                                                                                                      ------------  ------------
                                                                                                       (20,815,595)  (20,702,360)
                                                                                                      ------------  ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . . . . . . . . . .  326,224,167   326,224,167
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (450,904,173) (458,202,076)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (29,974,889)  (29,974,889)
                                                                                                      ------------  ------------
                                                                                                      (154,654,895) (161,952,798)
                                                                                                      ------------  ------------
          Total partners' deficits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (175,470,490) (182,655,158)
                                                                                                      ------------  ------------
Commitments and contingencies (notes 2, 3 and 7)
                                                                                                      $340,332,075   374,787,300
                                                                                                      ============  ============


                                          See accompanying notes to consolidated financial statements.

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                   (UNAUDITED)
                                                                                                         1994              1993
                                                                                                      -----------        -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $18,325,509        23,708,261
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     254,993           113,710
                                                                                                      -----------        ----------
                                                                                                       18,580,502        23,821,971
                                                                                                      -----------        ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10,793,982        14,695,683
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,487,636         4,844,396
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9,503,650        10,845,583
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     170,136           318,407
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     562,608           329,247
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      97,521           108,575
                                                                                                      -----------        ----------
                                                                                                       24,615,533        31,141,891
                                                                                                      -----------        ----------
          Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (6,035,031)       (7,319,920)
Partnership's share of loss from operations of unconsolidated ventures (notes 1, 2 and 6) . . . . . .  (1,363,140)       (2,219,119)
Venture partners' share of loss from ventures' operations (note 2). . . . . . . . . . . . . . . . . .   1,228,779           207,110
                                                                                                      -----------        ----------
          Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (6,169,392)       (9,331,929)
Gain on sale or disposition of investment properties, net of venture partner's share of $2,887,659
  in 1994 (notes 3(f) and 3(g)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13,354,060         2,524,958
                                                                                                      -----------        ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 7,184,668        (6,806,971)
                                                                                                      ===========        ==========
          Net earnings (loss) per limited partnership interest (note 1):
              Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (16.18)           (24.46)
              Gain on sale or disposition of investment properties. . . . . . . . . . . . . . . . . .       36.11              6.83
                                                                                                      -----------        ----------
                  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     19.93            (17.63)
                                                                                                      ===========        ==========
          Cash distributions per limited partnership interest . . . . . . . . . . . . . . . . . . . . $     --                --
                                                                                                      ===========        ==========

                                          See accompanying notes to consolidated financial statements.

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                   (UNAUDITED)


                                                                                                         1994           1993
                                                                                                      ------------   -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  7,184,668    (6,806,971)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,487,636     4,844,396
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      562,608       329,247
    Amortization of discount on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,809        24,679
    Partnership's share of loss from operations of unconsolidated ventures. . . . . . . . . . . . . .    1,363,140     2,219,119
    Venture partners' share of loss from ventures' operations and gain on disposition of
      investment property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,658,880      (207,110)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,701,475     3,923,422
    Total gain on sale or disposition of investment properties. . . . . . . . . . . . . . . . . . . .  (16,241,719)   (2,524,958)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          (51,947)
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      551,506       153,581
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      233,563       292,620
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,027,384)     (541,260)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,078       181,591
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      381,230       563,793
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (830,408)      388,110
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (281,396)      (90,390)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,496,933)      356,731
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (390,420)      758,261
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (130,823)      (46,216)
                                                                                                      ------------   -----------
          Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . . . . . .   (4,231,490)    3,766,698

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                          1994           1993
                                                                                                      ------------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . . . . . . . . . . . . . . .   2,204,543     1,531,742
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (211,378)     (245,904)
  Cash sales proceeds from sale of investment properties, net of selling expenses (note 7(b)) . . . .       --        1,124,130
  Cash expended in disposition of investment property . . . . . . . . . . . . . . . . . . . . . . . .        (912)        --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . .     (10,000)     (534,796)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (80,633)     (874,026)
                                                                                                      -----------   -----------
          Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . . . . . . .   1,901,620     1,001,146
                                                                                                      -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (547,310)     (150,974)
  Ventures partners' contribution to venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     424,980           560
                                                                                                      -----------   -----------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . .    (122,330)     (150,414)
                                                                                                      ------------   -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . $ (2,452,200)    4,617,430
                                                                                                      ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  6,947,161    10,102,701
                                                                                                      ============   ===========
  Total sales price of investment property, net of selling expenses . . . . . . . . . . . . . . . . . $      --       13,281,506
  Mortgage loan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --      (12,157,376)
                                                                                                      ------------   -----------
          Cash sales proceeds from sale of investment property, net of selling expenses . . . . . . . $      --        1,124,130
                                                                                                      ============   ===========
  Non-cash investing and financing activities:
    Balance due on long-term debt cancelled (notes 3(f) and 3(g)) . . . . . . . . . . . . . . . . . .   41,351,684         --
    Reduction in land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (4,393,187)        --
    Reduction in buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (31,263,938)        --
    Reduction in accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,548,072         --
    Cash expended in disposition of investment property . . . . . . . . . . . . . . . . . . . . . . .         (912)        --
                                                                                                      ------------   -----------
          Total gain on sale of investment property and extinguishment of debt. . . . . . . . . . . . $ 16,241,719         --
                                                                                                      ============   ===========



                                          See accompanying notes to consolidated financial statements.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1994 AND 1993

                                  (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1993, which are included in the Partnership's 1993 Annual Report, on Form 10-K (File No. 0-12791) filed on March 28, 1994 (the "Annual Report"), as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures (note 2) - Copley Place Associates ("Copley Place"), Gables Corporate Plaza Associates ("Gables"), Carrollwood Station Associates, Ltd. ("Carrollwood"), Jacksonville Cove I Associates, Ltd. ("Glades") and Sherry Lane Associates ("Sherry Lane"). The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates (Note 2(d)) and Carlyle-XIII Associates, L.P., which has an interest in JMB/NYC Office Building Associates L.P. ("JMB/NYC") (note 2(b)).

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the three months ended March 31:

                                 1994                          1993
                       ------------------------        ----------------------
                       GAAP Basis      Tax Basis   GAAP Basis      Tax Basis
                       ----------      ---------   ----------      ---------
Net earnings
 (loss) . . . . . .    $7,184,668      1,439,477   (6,806,971)    (5,160,749)
Net earnings/
 (loss) per
 limited partner-
 ship interest. . .    $    19.93           4.65       (17.63)        (13.16)
                       ==========      =========   ==========     ==========

     The net earnings/(loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of net earnings. In addition, the Partnership records amounts held in U.S. government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (none at March 31, 1994 and December 31, 1993) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     As more fully discussed in note 2(b) due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and due to discussions with the O & Y affiliates regarding the reallocation of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2 Broadway venture has made a provision for value impairment on such investment property of $192,627,560 in 1993. Such provision for value impairment was allocated $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC, respectively. The provision for value impairment has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, including the related accrued interest.

(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1994 is a party to eight operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $155,381,823 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired, or parties which have contributed an interest in the property developed, or were subsequently admitted to the ventures, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, three apartment complexes, four office buildings and a multi-use complex. The joint venture partners (who in many instances were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from the Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses.
Certain of the venture properties have been financed under various long-term debt arrangements as described in note 3.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership.
After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During the three months ended March 31, 1994, three of the ventures' properties produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Physical management of the properties generally was performed by affiliates of the venture partners during the development period and initial rent-up period. The managers were responsible for cash flow deficits (after debt service requirements). Compensation to the managers during such periods for management and leasing was limited to specified payments made by the ventures, plus any excess net cash receipts generated by the properties during the periods. Thereafter, the management agreements generally provide for an extended term during which the management fee is calculated as a percentage of certain types of cash income from the property. The management terms are in the extended term for all of the ventures.

     There are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     The terms of the significant venture agreements are summarized as follows:

     (b)  JMB/NYC

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

     JMB/NYC is a joint venture among Carlyle-XIII Associates, L.P. (of which the Partnership holds a 99% limited partnership interest), Carlyle-XIV Associates, L.P. and Property Partners, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. Effective March 25, 1993, the Partnership became a 20% shareholder of Carlyle Managers, Inc. Related to this investment, the Partnership has an obligation to fund, on demand, $600,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. In March 1993, JMB/NYC, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIII Associates, L.P. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership became a 20% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund, on demand, $600,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 25%.

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

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at March 31, 1994 and 1993. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $82,238,193 at March 31, 1994. During 1993 and for the three months ended March 31, 1994, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization were allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates.

     The Three Joint Ventures agreements further provide that, in general, upon sale or refinancing of the properties, net sale or refinancing proceeds will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

     Under the terms of the Three Joint Ventures agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991. Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures agreements are required to be shared 46.5% by JMB/NYC and 53.5% by

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the Olympia & York affiliates. Pursuant to the Three Joint Ventures agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for calculating JMB/NYC's share of operating cash flow or deficits through 1991 was as though the rate were fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded default notices previously received by JMB/NYC alleging defaults for failing to make capital contributions and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures as if the first mortgage loan bore interest at a rate of 12.75% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. It was also agreed that during this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures will be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the Three Joint Ventures. Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures.

As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at March 31, 1994 is $48,522,601. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies. Based upon the Olympia & York affiliates' interpretation, interest expense for the Three Joint Ventures for the three months ended March 31, 1994 was $29,373,012. Based upon the amount of interest determined by JMB/NYC for the three months ended March 31, 1994, interest expense for the Three Joint Ventures was $16,251,246. The effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $13,121,766 (of which the Partnership's share

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


is $1,525,405) for the three months ended March 31, 1994 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     During the fourth quarter of 1992, the Three Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Three Joint Ventures are not in default. JMB/NYC has been unable to determine if the Three Joint Ventures are in default. There have not been any further notices from the first mortgage lender. The Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan), to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a potential sale of the 2 Broadway building and a fixed rate of interest on the loan during the remaining loan term until maturity. In conjunction with the negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. There is no assurance that a restructuring of the loan will be obtained. Interest on the first mortgage loan is calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     During 1992, the Olympia & York affiliates and certain other affiliates of O & Y reached an agreement with the City of New York to defer the payment of real estate taxes on properties in which O&Y affiliates have an ownership interest, including the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway buildings, whereby, payment of the July real estate taxes are made in six equal monthly installments from July through December and payment of the December real estate taxes are made in six equal installments from January through June. This agreement has been extended through June 1994. Since March 1994 monthly real estate tax installment payments related to the 2 Broadway building have not been paid and there is uncertainty regarding the remittance of future installment payments related to the building.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions, JMB/NYC may decide not to commit an additional amounts to the Three Joint Ventures.
In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia and York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related ventures.
The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.

     If JMB/NYC is successful in its negotiations to restructure the joint venture agreements and retains an interest in one or more of these investment properties, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in value of the 237 Park and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net sale or refinancing proceeds. The 2 Broadway building is in need of a major renovation. The Joint Ventures that own the 2 Broadway building and land have no plans for a renovation of the property because of a potential sale of the property discussed below and because the effective rents that could be obtained under the current office market conditions may not be sufficient to justify the costs of the renovation.

     The O & Y affiliates have informed JMB/NYC that they have received a written proposal for the sale of 2 Broadway for a net purchase price of $15,000,000. The first mortgage lender has preliminarily agreed to the concept of a sale of the building but has not approved the terms of any proposed offer for purchase. Accordingly, a sale pursuant to the proposal received by the O & Y affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such proposal, if this proposal were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the O & Y affiliates relating to the proposal were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes. Accordingly, a provision for value impairment has been recorded for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the O & Y affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, including related accrued interest. The provision for value impairment is not a loss recognizable for Federal income tax purposes.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In the event of a dissolution and liquidation of a Joint Venture, the terms of the joint venture partnership agreements between the Olympia & York affiliates and JMB/NYC for the Three Joint Ventures provide that if there is a deficit balance in the tax basis capital account of JMB/NYC, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/NYC generally would be required to contribute cash to the Joint Venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of a Joint Venture's property generally would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the joint venture partnership agreement.
However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of a Joint Venture, JMB/NYC would be required to contribute funds to the Joint Venture (regardless of whether any proceeds were received by JMB/NYC from the disposition of the Joint Venture's property) to eliminate any remaining deficit capital account balance.

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $67,679,928 at March 31, 1994) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation.

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

     (c)  Copley Place

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

     In December 1984, an affiliate of the Corporate General Partner of the Partnership acquired ownership of the joint venture partner.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The joint venture agreement provides that, in general, from 1985 through 1989, the Partnership was entitled to a guaranteed return of annual cash flow of $3,600,000 increasing to $4,800,000. The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner has loaned approximately $13,398,000 through March 31, 1994 to fund its required obligation. The loan accrues interest at the contract rate based on the joint venture partner's line of credit. The line of credit bears interest at a floating rate (currently averaging 5.48% per annum at March 31, 1994). The loan is to be repaid from future available cash flow (as defined). In addition, the Partnership and the joint venture partner were obligated to contribute equally to tenant improvement and other capital costs beginning in 1990. Commencing January 1, 1992, the Partnership and the venture partner are required to equally fund all cash deficits of the property. In addition, annual cash flow (as defined), after repayment to the joint venture partner of operating deficit loans and funding requirements, is to be allocated equally between the Partnership and joint venture partner. In addition, in March 1994, the venture partner and the Partnership each contributed $424,980 for the payment of previously deferred management fees.

     Operating profits and losses of the joint venture are 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provides that, in general, upon any sale or refinancing of the complex, the first $60,000,000 of net proceeds will be distributed equally between the Partnership and the joint venture partner. The Partnership will then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at March 31, 1994 is $12,000,000). The Partnership will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which has been paid or is payable to the developer on its $20,000,000 purchase price note. The joint venture partner will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the $20,000,000 purchase price note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. Reference is made to Note 3(i) for a discussion of the modification of the mortgage loan (effective March 1, 1992) for the property.

     An affiliate of the Partnership and joint venture partner manages the portion of the complex owned by the joint venture, pursuant to an agreement which provides for a fee calculated as a percentage of certain types of income from the property.

     (d)  Orchard Associates

     The Partnership's interest in Old Orchard shopping center (through Orchard Associates and Old Orchard Urban Venture ("OOUV")) was sold in September 1993, as described below.

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV is also entitled to receive up to an additional $4,300,000 based upon certain events (as defined) and may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined).

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Contemporaneously with the formation of the new limited partnership, OOUV redeemed Orchard Associates' ("Orchard") interest in OOUV for $56,689,747 (before closing costs and prorations). This transaction has resulted in Orchard having no ownership interest in the property as of the effective date of the redemption agreement. Orchard recognized a gain of $15,797,454 for financial reporting purposes ($7,898,727 allocable to the Partnership) and recognized a gain for Federal income tax reporting purposes of $32,492,776, ($16,246,388 allocable to the Partnership) in 1993.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, potential future distributions to OOUV of $4,300,000 and $3,400,000 as described above) in accordance with their pre-contribution percentage interests. Upon receipt of all or a portion of these contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of these contingent amounts will be received.


(3)  LONG-TERM DEBT MODIFICATIONS AND REFINANCINGS

     (a)  General

     As described below and in response to operating deficits incurred at certain properties, the Partnership or its ventures are seeking and/or has received mortgage note modifications on certain properties. Certain of the modifications received have expired and others expire on various dates commencing October 1996. In addition, certain properties have loans with scheduled maturities commencing November 1994. Upon expiration of such modifications or at maturity, should the Partnership or its ventures be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may decide not to commit any significant additional amounts to these properties. This generally would result in the Partnership no longer having an ownership interest in such properties and may result in a gain for financial reporting purposes and Federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

     (b)  Glades Apartments

     The long-term mortgage note secured by the Glades Apartments located in Jacksonville, Florida was modified whereby the interest payment rate was reduced from December 1, 1987 to November 30, 1989 and the difference between the contract rate and the interest paid was deferred until December 1, 1989 when the accrued interest and the then outstanding principal balance began to amortize over a thirty year period at the original interest rate. The entire balance was to be due and payable on October 1, 1995.

     The venture received a remodification from the lender to extend the initial payment terms of the modification through the January 1, 1991 payment.

Subsequently, the venture reached an agreement to further extend the initial payment terms of the modification through the January 1, 1992 payment. The venture was negotiating with the first mortgage lender regarding an additional modification or refinancing, and submitted debt service payments under the previously modified terms to the extent of available property cash flow through September 30, 1992. On October 1, 1992, the venture refinanced the existing long-term mortgage note (of approximately $10,426,000) with a first and second mortgage note. The venture paid a prepayment penalty relating to

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the original mortgage of $300,000 in connection with the refinancing. The Partnership recognized its share of $150,000 as an extraordinary item for financial reporting purposes in 1992. The new first mortgage loan of $9,890,000 provides for interest only payments of 6.1% per annum from October 1, 1992 through March 31, 1995. Thereafter, monthly installments of principal and interest will be due (amortized over a 30 year term) through the maturity of the loan on October 1, 2002. The second mortgage loan of $950,261 accrues simple interest of 6% per annum and requires quarterly payments of 50% of the net cash flow (as defined) beginning April 1, 1995 through the earlier of the repayment or maturity of the loan on October 1, 2002. There were no distributable proceeds from the refinancing.

     (c)  Rio Cancion Apartments

     The mortgage note secured by the Rio Cancion apartments located in Tucson, Arizona and related deferred interest was satisfied on March 31, 1993 upon sale of the property (see note 7(b)). The first mortgage loan was modified, effective November 1, 1987, to lower the interest payable for a period of two years. The Partnership reached an agreement to remodify the first mortgage loan effective upon the expiration of the first modification agreement. During 1992, the Partnership reached an agreement for an additional modification to the first mortgage loan whereby on January 1, 1993, the contract rate of 12.25% per annum and the pay rate of 10.25% per annum was permanently lowered to 10%. The additional modification also extended the maturity date to January 1, 1997. In return, the lender was entitled to, as additional interest, a minority residual participation of 25% of net sales proceeds (as defined) after the Partnership recovered its investment (as defined).

     (d)  1001 Fourth Avenue Plaza

     The Partnership transferred title to the property to the lender on November 1, 1993, as discussed below.

     The long-term mortgage note secured by the 1001 Fourth Avenue Plaza office building located in Seattle, Washington was modified effective June 16, 1987 to lower both the contract and payment interest rates. The contract interest rate had been reduced to 9% per annum for the period from June 16, 1987 through December 15, 1992, to 10% per annum for the period from December 16, 1992 through May 15, 1994 and to 12% per annum for the period from May 16, 1994 through May 15, 1995. In addition, the interest payment rate had been reduced to 7% per annum from June 16, 1987 through May 15, 1989, to 8% per annum from May 16, 1989 through December 15, 1992 and to 9% per annum from December 16, 1992 through May 15, 1995. The difference between the contract rate and the interest paid was deferred and bore interest at 9% per annum. In addition, any Net Cash Flow (as defined) from the property was escrowed for future capital improvements. On May 16, 1995, the note was to revert to its original terms. In addition, upon the subsequent sale of the property, the lender would have been entitled to a minority residual participation beginning at 30% and decreasing to 15% of Net Proceeds (as defined) from such sale or refinancing.

     The Partnership continued to maintain a $2,000,000 letter of credit as additional security for the lender for the modification of interest rates, repayment schedule and other terms of the original loan. The letter of credit was secured by the Partnership's investments in U.S. government obligations in an equal amount. The letter of credit was to be renewed annually until the earlier of June 15, 1995 or the date on which Operating Income (as defined) from the property equaled at least 1.2 times the original debt service for a twelve month period. In October 1992, the Partnership notified the lender of

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


its intent not to renew the letter of credit based on the property generating sufficient Operating Income (as defined) to meet the calculation requirement described above. As a result, the lender subsequently notified the Partnership that the Partnership was in default for non-submittal of Net Cash Flow (as defined). As previously reported, the Partnership was attempting to obtain an additional, loan modification from the mortgage lender. Such negotiations proved to be unsuccessful, and in November 1993 the Partnership transferred title to the property in full satisfaction of the Partnership's mortgage obligation. As part of the agreement to transfer title, the lender agreed to the return of the Partnership's letter of credit. The transfer of the Partnership's ownership interest resulted in a net gain of $6,771,760 for financial reporting and a gain of $27,567,458 for Federal income tax purposes with no corresponding distributable proceeds in 1993.

     (e)  Eastridge Apartments

     In August 1990, the Partnership reached an agreement to remodify the mortgage note effective July 1, 1989 to lower both the contract rate (as defined) and interest payment rates for a thirty-six month period. The contract interest rate was based on a floating index tied to the weighted average cost of funds to members of the Federal Home Loan Bank of San Francisco, as defined, which is adjusted on the first of each month. Interest only was payable at 7.54% per annum from August 1, 1989 through July 1, 1990, at 7.78% per annum from August 1, 1990 through July 1, 1991, and at 8.29% per annum from August 1, 1991 through July 1, 1992. The difference between the contract rate and the interest paid was deferred and bore interest when added to the outstanding principal balance of the note on July 1, 1992. Thereafter, monthly installments, payable at 10.34% per annum, of principal and interest were due (amortized on a 30 year term) until maturity of the loan in March 1995. The Partnership had been negotiating with the first mortgage lender regarding an additional modification or refinancing of the first mortgage loan. As of August 1992, the Partnership had remitted debt service payments under the previously remodified terms. However, the Partnership was notified that the loan had been sold to a third party. The Partnership continued its negotiations with the new lender and reached an agreement for another modification on the existing loan. The remodification extended the maturity date to May 1, 1998 and adjusted the contract rate to 8% per annum. The remodification became effective May 1, 1993 and the Partnership was required to submit equal payments of principal and interest (amortized over approximately 22 years) until maturity when all outstanding principal and interest was due. The remodification established release prices for the mortgage obligation (as defined), upon execution until May 1, 1995.

     In April 1994, the Partnership exercised its option, under the latest loan modification, for a discounted payoff of its mortgage obligation secured by the Eastridge Apartments. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,658,000. As a result of this transaction, the Partnership will recognize an extraordinary gain for financial reporting purposes and expects to recognize a gain for Federal income tax purposes in 1994. The Partnership determined that exercising its option for the early payoff was necessary in order to maximize its potential return upon sale of the property.

     (f)  University Park Office Building

     Effective July 1989, the Partnership remodified the note such that the interest payment rate was reduced to 10% per annum for a period of two years, at which time the loan was to be due and payable. The difference between the contract rate and the interest paid was deferred and was accruing at 12.5% per annum. In July 1991, the Partnership exercised its option to extend the maturity date from July 1991 to maturity in July 1993, during which time interest only payments were due at a rate of 10.66% per annum.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In April 1993, the Partnership had began submitting cash flow debt service payments to the lender due to the move-out of the building's primary tenant. The Partnership's discussions with the first mortgage lender to further modify the note were unsuccessful. As a result, on January 10, 1994, the Partnership transferred to the lender title to the property. This resulted in the Partnership's no longer having an ownership interest in the property, and will result, in 1994, in a gain of approximately $5,677,000 for financial reporting. The Partnership also expects to recognize a gain for Federal income tax purposes of approximately $6,894,000 in 1994. There were no corresponding distributable proceeds as a result of the transfer of title.

     (g)  Gables Corporate Plaza

     Effective March 1, 1989, the Gables venture reached an agreement to modify the long-term first mortgage note secured by Gables Corporate Plaza located in Coral Gables, Florida. The contract rate had been permanently lowered from 12.8% to 10.75% per annum and from January 1, 1989 through December 31, 1993, interest only payments were due at a rate of 7% per annum. The difference between the interest paid and the contract rate was deferred and was accrued at the contract rate. Deferred interest was due monthly from cash flow or upon maturity of the note. From April 1, 1994 through maturity in 1996, interest only payments were due at the contract rate.

     In addition, the Partnership agreed with the joint venture partner to defer interest payments on its second and third mortgage notes for the same five year period. The interest rate had been permanently lowered for the five years from 12.9% per annum to 11.99% per annum. The Partnership also agreed with the joint venture partner to reduce the second and third mortgage notes by $230,000 and treat this amount as a capital contribution by the joint venture partner. The Partnership agreed to pay operating deficits at the property of up to $1,200,000 from January 1, 1989 through December 31, 1993.

     Gables venture had negotiated for an additional modification or refinancing of the first mortgage loan. Since January 1991, interest only payments were remitted at a 5% pay rate instead of the required 7% rate to the extent of available property cash flow. Negotiations with the lender were unsuccessful and the Partnership on behalf of the venture decided to not commit any significant additional amounts to the property. On May 3, 1993, the lender appointed a receiver and took possession and control of the property. In addition, the venture entered into an agreement with the lender whereby the venture would transfer title to the lender in January, 1994. During this period, the venture attempted to sell the property. The venture was unable to sell the property during the allotted time. On January 5, 1994, the venture transferred title of the property to the lender in accordance with its previous agreement. This resulted in the venture no longer having an ownership interest in the property and has resulted in a gain to the venture in 1994 of approximately $10,565,000 for financial reporting purposes (of which the Partnership's share is approximately $7,667,500). The venture also expects to recognize a gain in 1994 of $12,441,000 for Federal income tax purposes (of which the Partnership's share is approximately $3,769,400) in 1994. There were no distributable proceeds from the transfer of title.

     (h)  Greenwood Creek II Apartments

     The Partnership had been negotiating for modification of the long-term mortgage note secured by Greenwood Creek II Apartments located in Benbrook (Fort Worth), Texas. The Partnership had reached an agreement in principle with the lender to submit the monthly cash flow as debt service payments beginning April 1, 1991 while continuing to negotiate for the modification. However, the Partnership was notified that the loan had been sold to a third party. The Partnership was not successful in securing a modification. On April 6, 1993, the Partnership transferred title to the property to the lender

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance. The Partnership recognized a gain of $1,787,073 for financial reporting and recognized a gain for Federal income tax purposes of $1,823,988 in 1993 (see note 7(c)).

     (i)  Copley Place

     The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993 and, at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and, at that time, further reduced it to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance on the loan, including deferred interest and interest paid at the applicable pay rate, (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. All outstanding principal, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all capital and leasing expenditures, will be escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993. This cash flow has been escrowed for future potential leasing requirements as set forth in the loan modification. The property is expected to experience a significant loss of rental income in 1994 due to the expiration of a major tenant's lease. Based on this fact, the joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such additional modification will be consummated. If the joint venture is unable to secure such remodification, it may decide not to commit any significant additional amounts to the property. This would result in the joint venture no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing the recently vacated space.

     (j)  Sherry Lane Place

     The existing long-term note secured by the Sherry Lane Place office building located in Dallas, Texas was modified effective February 1, 1988 to lower both the contract and payment interest rates. The contract interest rate was reduced to 9% per annum for the period from March 1, 1988 through February 28, 1993 and to 10% per annum for the period from March 1, 1993 through April 1, 1998. Interest only was to be payable at 6.5% per annum from February 1, 1988 through July 31, 1991, at 8% per annum from August 1, 1991 through July 31, 1994 and at 10% per annum from August 1, 1994 through March 1, 1998. The difference between the contract rate and the interest paid was to be deferred and to bear interest at 13.125% per annum from February 1, 1988 through February 28, 1988, at 9% per annum from March 1, 1988 through February 28, 1993 and at 10% per annum from March 1, 1993 through April 1, 1998. In addition, upon the earlier of the subsequent sale of the property or maturity of the note, the lender is entitled to a residual participation equal to 40% of the applicable value (as defined). In connection with the modification, the Partnership prepaid $1,665,000 of principal without a prepayment penalty, and paid a loan modification fee of $2,335,000.

     In November 1993, the Partnership reached an agreement with the current lender to further modify the existing long-term non-recourse mortgage note secured by the property. Under the terms of the remodification, the existing

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


mortgage balance was divided into two notes. The first note of $22,000,000 bears a contract interest rate of 8% per annum for the period retroactive from January 1, 1993 through December 31, 1994, increasing to 8.5% per annum for the period from January 1, 1995 through April 1, 1998. Interest only is payable on the first note at 5.75% per annum for the period retroactive to January 1, 1993 through December 31, 1993, at 8% per annum from January 1, 1994 through December 31, 1994 and at 8.5% per annum from January 1, 1995 through April 1, 1998. The second note, consisting of the remaining unpaid principal and accrued interest in the aggregate amount of approximately $18,526,000, has a zero pay and accrual rate and is due and payable April 1, 1998. All excess cash flow above debt service on the first note is to be applied first against accrued interest on the first note and then as contingent interest on the second note (as defined).

     (k)  Marshall's Aurora Plaza

     The long-term note secured by the Marshall's Aurora Plaza shopping center located in Aurora, Colorado reached its scheduled maturity in June 1993. The Partnership had continued remitting debt service under the original terms of the loans until January 1994, when the Partnership reached an agreement with the current lender to modify and extend the existing long-term note. The modification, which became effective in November 1993, lowered the pay and accrual rates from 12.75% per annum to 8.375% per annum and extended the loan for a three year period to October 1996. Concurrent with the closing of the modification, the Partnership paid down the existing mortgage balance in the amount of $250,000.

     (l)  Carrollwood Apartments

     In September 1993, the venture refinanced with a third party lender the existing underlying mortgage loan with a balance of approximately $7,200,000 payable at 12 3/4% per annum due in 1995. The new loan is in the amount of $7,455,000. The loan is payable in monthly installments of principal and interest and bears interest at 7.45% per annum for a five year period until maturity. The venture paid a prepayment penalty relating to the original mortgage of approximately $143,200 in connection with the refinancing. The Partnership recognized its share of approximately $141,700 as an extraordinary loss for financial reporting purposes in 1993. In addition, the venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture.
As of the date of this report, no amounts have been withdrawn.

     (m)  Long Beach Plaza

     The long-term mortgage note, secured by Long Beach Plaza, is scheduled to mature in June 1994. The Partnership has initiated and continues to hold discussions with the first mortgage lender regarding a modification and extension of the mortgage loan. There can be no assurance that any modification agreement will be executed. If the Partnership is unable to secure such modification and extension, it may decide not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The Partnership has not remitted all of the scheduled debt service payments since June 1993. The combined balances of the mortgage note and related accrued interest of approximately $36,545,678 at March 31, 1994 are classified as current liabilities in the accompanying consolidated financial statements. As of March 31, 1994, payments of principal and interest in arrears are approximately $2,878,000.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  MANAGEMENT AGREEMENTS

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

     The Long Beach Plaza in Long Beach, California, Plaza Tower office building in Knoxville, Tennessee, Greenwood Creek II Apartments in Benbrook, Texas, (prior to its sale in April 1993), Rio Cancion Apartments in Tucson, Arizona, (prior to its sale in March 1993), Eastridge Apartments in Tucson, Arizona, University Park office building in Sacramento, California (prior to transferring title to the lender in January 1994), 1001 Fourth Avenue Plaza office building in Seattle, Washington (prior to transferring title to the lender in November 1993), Sherry Lane Place office building in Dallas, Texas, and Gables Corporate Plaza in Coral Gables, Florida (prior to the lender appointing a receiver in May 1993), are or were managed by an affiliate of the Corporate General Partner for a fee equal to a percentage of defined gross income from the property.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship or the Partnership's consolidated ventures to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are as follows:

                                                               Unpaid at
                                  1994         1993         March 31, 1994
                                --------     ---------     ---------------
Property management
 and leasing fees . . . . .     $377,346     1,054,013          13,034,216
Insurance commissions . . .          216         1,023               --
Management fees to
 corporate general
 partner. . . . . . . . . .        --            --                  --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . .          758        16,039                 188
                                --------     ---------          ----------

                                $378,320     1,071,075          13,034,404
                                ========     =========          ==========

     Payment of certain property management and leasing fees payable under the terms of the management agreements ($12,820,722, approximately $35 per $1,000 interest at March 31, 1994) have been deferred.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries of employees and direct expenses of officers and employees of the Corporate General Partner relating to the administration of the Partnership and operation of the properties. Such costs were $179,093 and $32,556 for December 31, 1993 and March 31, 1994, respectively, of which $17,006 of the 1994 costs was paid as of March 31, 1994.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the investment properties of the Partnership. Such acquisition had no effect on the fees payable by the Partnership's consolidated venture under any existing agreements with such company. The fees earned by such company from the Partnership for the three months ending March 31, 1994 were $16,700.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC venture for the three months ended March 31, 1994 and 1993 is as follows:

                                                      1994             1993
                                                  -----------      ----------
   Total income from properties
     (unconsolidated) . . . . . . . . . . . .     $37,623,603      41,826,259
                                                  ===========      ==========
   Operating loss of ventures . . . . . . . .     $10,909,958       6,879,840
                                                  ===========      ==========
   Partnership's share of loss. . . . . . . .     $ 1,362,720       1,835,447
                                                 ============      ==========


(7)  SALE OF INVESTMENT PROPERTY

     (a)  Allied Automotive Center

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan for $19,613,121 (in cash before prorations and cost of sale).

     The sale included the adjacent undeveloped land, building and improvements owned by two other partnerships affiliated with the Corporate General Partner. The Partnership has retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded parcel. The parcel may be purchased by the buyer after the environmental clean-up is completed. As a condition of the sale, the Partnership has agreed to conduct investigations to determine all contaminants and to conduct clean-up of any such contaminants. The Partnership was also required to indemnify the buyer from specified potential clean-up related liabilities. If the clean-up is successful, the buyer will purchase the parcel for $682,000, the purchase price adjustment. In addition, the Partnership has reached an agreement with the previous owner of the Allied Automotive Center, who has agreed to cause such investigation and clean-up to be done at the previous owner's expense. The previous owner has also indemnified the Partnership from specified potential clean-up related liabilities. The Partnership, in cooperation with the previous owner, has approved a plan to clean up the parcel, and the previous owner has undertaken the clean up and is paying the costs thereof. The cost of clean up remaining to be performed are not estimated to be material. The gain associated with this Parcel, approximately $543,000, will be recognized when the closing occurs. There can be no assurance that the sale of this Parcel will be consummated on these or any other terms.
                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     (b)  Rio Cancion Apartments

     On March 31, 1993, the Partnership sold the land, related improvements, and personal property of the Rio Cancion Apartments, located in Tucson, Arizona for $13,700,000 (before selling costs and prorations) which was paid in cash at closing. In conjunction with the sale, the mortgage note and related accrued interest with a balance of approximately $12,157,000 was satisfied in full. The lender received, as its 25% minority residual participation (as defined), approximately $317,000 (see note 3(c)). The Partnership received net sales proceeds of approximately $809,000. The Partnership recognized a gain from this transaction in 1993 of $2,524,958 for financial reporting purposes and recognized a gain of $7,865,633 for Federal income tax purposes in 1993.

     (c)  Greenwood Creek II Apartments

     On April 6, 1993, the Partnership transferred to the existing lender title to the land, related improvements, and personal property of the Greenwood Creek II Apartments, located in Benbrook, (Fort Worth) Texas for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance of approximately $3,747,000 (see note 3(h)).
The Partnership recognized a gain for financial reporting purposes in 1993 of $1,787,073 and recognized a gain of $1,823,988 for Federal income tax purposes in 1993.


(8) ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1993 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.
PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,910,000. Such funds and short-term investments of approximately $20,891,000 are available for the discounted pay-off of the Eastridge Apartments mortgage loan discussed below, for distributions to partners, leasing and capital improvement costs and/or operating deficits at Long Beach Plaza, and the Plaza Tower Office Building, for funding requirements at Copley Place for its share of management fees, for working capital requirements, including potential future operating deficits, and for significant leasing and tenant improvement costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $7,203,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $5,697,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments as well as the cash and short-term investments currently held by the Partnership and its ventures. The Partnership's and its ventures' mortgage obligations are generally non-recourse and therefore, the Partnership and its ventures generally are not personally obligated to pay such mortgage indebtedness.

     Many of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in the operating deficits described above.

     As described more fully in Note 3, the Partnership has received (certain of which have expired and others of which expire at various dates commencing October, 1996) or is negotiating mortgage note modifications or refinancing on the Sherry Lane Place office building, Glades Apartments, Long Beach Plaza, Carrollwood Apartments, Marshall's Aurora Plaza and Copley Place multi-use complex. The Partnership was unsuccessful in its efforts to obtain modifications of the loans secured by the 1001 Fourth Avenue office building, University Park office building and the Gables Corporate Plaza, as further discussed below and in Note 3. The Partnership has not remitted the required debt service payments pursuant to the loan agreement on the Long Beach Plaza. The loan matures in June 1994. Therefore, at March 31, 1994, the corresponding balance of its mortgage note and related deferred accrued interest thereon has been classified as a current liability in the accompanying Consolidated Financial Statements. In January 1994, the Partnership or its venture transferred title to Gables Corporate Plaza and to the University Park office buildings to their respective lenders and the related mortgage loans were fully discharged by each. (Reference is made to Notes 3(g) and (f)). In April 1994, the Partnership exercised its option to fully satisfy its obligation with respect to the Eastridge Apartment mortgage loan at the previously agreed upon release price. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,658,000, which was paid out of the Partnership's cash and cash equivalents and proceeds from the sale of short term investments. (See Notes 3(e) and 8).

For those investment properties where modifications are being sought, or with expired modifications or short-term modifications, if the Partnership is unable to secure new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits. This would result in the Partnership no longer having an ownership interest in such properties and would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Such decisions would be made on a property-by-property basis.

     The indebtedness on certain other of the Partnership's investment properties matures and is due and payable commencing in 1994 and subsequent years (Reference is made to Note 3). The source of repayment is expected to be from proceeds from the sale or refinancing of such properties, or extension of such indebtedness. However, there can be no assurance that any such sales, refinancings or extensions will occur.

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

     In 1994, the property will experience a significant loss in rental income in connection with the expiration of the IBM lease (245,316 square feet in April 1994 and 34,116 square feet in October 1994) representing 23% of the leasable office space in the aggregate. Although the structure of the modification of the first mortgage loan took into account the potential downsizing of IBM, it was originally anticipated that IBM would renew approximately 80,000 square feet. However, IBM has notified the joint venture that it intends to renew only 11,000 square feet. Therefore, the property's operations will be insufficient to pay the modified debt service. The joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such remodification will be consummated. If the joint venture is unable to secure such remodification, the joint venture may decide not to commit any significant additional amounts to the property. This could result in the joint venture no longer having an ownership interest in the property, which would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing IBM's upcoming vacant space and currently has numerous prospective replacements for the space, although replacement cannot be assured. The joint venture partners decided to pay previously deferred management fees for 1993 and to end the deferment of any subsequent fees incurred. As a result, the venture partners have made and will make capital contributions for the payment of the above mentioned fees.
     Old Orchard

     On September 2, 1993, effective August 30, 1993, Orchard Associates, in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each had a 50% interest, sold its interest in the Old Orchard Shopping Center. Reference is made to Note 2(d). The Partnership is currently retaining its share of the net proceeds from the sale for working capital purposes.

     JMB/NYC

     At the 2 Broadway building, occupancy during the quarter remained at 30%.

The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. As previously reported, Merrill Lynch, Pierce, Fenner & Smith, Incorporated's lease of approximately 497,000 square feet of space (31% of the building's total space) expired in August 1993. A majority of the remaining tenant roster at the property includes several other major financial service companies whose leases expire in 1994. Most of these companies maintain back office support operations in the building which can be easily consolidated or moved. The Bear Stearns Co.'s lease of approximately 186,000 square feet of space (12% of the building's total space), which expires in April 1994, is not expected to be renewed. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next couple years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions may not be sufficient to justify the costs of the renovation.

     Occupancy at 1290 Avenue of the Americas decreased to 90%, down from 98% in the previous quarter primarily due the move-out of various tenants upon lease expiration including A.C. Nielsen Company (59,347 square feet or approximately 3% of the building's leasable space) and New York Telephone Co. (34,114 square feet or approximately 2% of the building's leasable space). It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Negotiations are currently being conducted with a number of tenants who in the aggregate occupy in excess of 300,000 square feet for the renewal of their leases that expire in early 1994 and 1995. John Blair & Co. ("Blair"), a major lessee at 1290 Avenue of the Americas (leased space approximates 253,000 square feet or 13% of the building), has filed for Chapter 11 bankruptcy. Because much of the Blair space is subleased, the 1290 venture is collecting approximately 70% of the monthly rent due under the leases from the subtenants. There is uncertainty regarding the collection of the balance of the monthly rents from Blair.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     JMB/NYC has had a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia & York Developments, Ltd. (hereinafter sometimes referred to as "O&Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2(b). Under JMB/NYC's interpretation of the calculation of the effective rate of interest payable, only 2 Broadway operated at a deficit for the three months ended March 31, 1994. During the first quarter of 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan.
Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Joint Ventures if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level amount. It was also agreed that during this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures.

The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation after the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). The failure to repay a Purchase Note could, under certain circumstances, constitute a default that would permit an immediate acceleration of the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which would result in net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In addition, as discussed more fully in Note 2(b), under certain circumstances, JMB/NYC may be required to make additional capital contributions to the Joint Ventures in order to fund a deficit restoration obligation associated with a deficit balance in its capital account, and the Partnership could be required bear a share of such capital contributions obligation.

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

     The Olympia & York affiliates have informed JMB/NYC that they have received a written proposal for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed to the concept of a sale of the building but has not approved the terms of any proposed offer for purchase. Accordingly, a sale pursuant to the proposal received by the Olympia & York affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such proposal or any other proposal, if this proposal were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the Olympia & York affiliates relating to the proposal were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes. Accordingly, a provision for value impairment has been recorded for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest. The provision for value impairment is not a loss recognizable for Federal income tax purposes.

     There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. During the quarter ended March 31, 1993, O & Y emerged from bankruptcy protection in the Canadian proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the joint ventures and JMB/NYC or to negotiate a restructuring of the joint venture agreements, or otherwise reach an understanding with JMB/NYC regarding any funding obligation of JMB/NYC. However, the financial difficulties of Olympia & York and its affiliates may be adversely affecting the Three Joint Ventures' efforts to restructure the mortgage loan and to re-lease vacant space in the buildings.

     During the fourth quarter 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC is unable to determine if the Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, the Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender consisting of a steering committee of holders of notes evidencing the mortgage loan to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a fixed rate of interest on the loan during the remaining loan term until maturity. In conjunction with the negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. There is no assurance that a restructuring of the loan will be obtained. Interest on the first mortgage loan is calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     Long Beach Plaza

     In March 1993, the Partnership completed a settlement of its litigation with Australian Ventures, Inc. ("AVI") involving a long-term ground and improvement lease for approximately 144,000 square feet at the shopping center. Under the terms of the settlement, AVI paid the Partnership $550,000, and the parties terminated the ground and improvement lease. As a result, the gross leasable area owned by the Partnership increased by 144,000 square feet.

In addition, both parties dismissed their respective claims in the lawsuit with prejudice. The Partnership has paid the $550,000 received from AVI to the mortgage lender for the property as scheduled debt service due for April and part of May 1993 on the loan secured by the property. The Partnership is seeking a replacement tenant for the vacated space. In January 1994, the Partnership received a letter of intent from Ross Dress for Less to lease approximately 27,200 square feet of the first floor of the vacated Buffum's building. In addition, Gold's Gym has offered to lease approximately 34,000 square feet of the third floor of the vacated Buffum's building and relocate from their current 9,813 square foot space on Pine Avenue. The Partnership has several prospects for the smaller Gold's Gym space. There can be no assurance these leases will be consummated. The Partnership had discussions with several tenants regarding their requests for temporary rent relief commencing in 1992. The tenants indicated that, due to the poor sales levels of their stores at the mall, such relief was necessary if they were to continue to operate. After review of those tenants requesting relief, the Partnership decided to grant temporary relief (approximately 50% of their minimum rent) to certain tenants through December 31, 1992. The Partnership had re-evaluated each tenant's sales level and financial situation for 1993. Additional relief was granted for 1993 and may be granted in 1994. As a result of the foregoing, the Partnership has initiated and continues to hold discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property which is scheduled to mature in June 1994. Due to declining retail sales at the center along with one of the center's anchor tenants vacating its space in 1991, the Partnership has not remitted all of the scheduled debt service payments since June 1993. There can be no assurance that such modification will be consummated (reference is made to Note 3(m)).

     University Park

     University Park office building's major tenant, California Vision Services, vacated its space of 70,697 square feet (59% of the building) upon the expiration of its lease in April 1993. The tenant's anticipated space requirements over the next several years were expected to grow to over 200,000 square feet, which the property was unable to accommodate. The Partnership had been actively marketing the vacated space. As a result of Cal-Vision's move out, the Partnership was unable to remit the full debt service payment from property operations and had submitted cash flow from the property through May, 1993. In addition, the Partnership's discussions with the first mortgage lender to further modify the note were unsuccessful. The Partnership decided not to commit any additional capital to the property. Given the current vacancy level of the building and the current and projected market conditions, the likelihood of recovering any additional cash investment necessary to retain ownership of the building would have been remote. As a result, on January 10, 1994, the Partnership transferred to the lender title to the property. This resulted in the Partnership recognizing a gain of approximately $5,677,000 for financial reporting, and it expects to recognize a gain of approximately $6,894,000 for Federal income tax purposes with no distributable proceeds in 1994. (See Note 3(f)).

     1001 Fourth Avenue

     In recent years, the Seattle, Washington office market has been very competitive due to significant overbuilding, especially in the Central Business District where 1001 Fourth Avenue Plaza is located. Current vacancy rates exceed 15%, and rental rates remain significantly depressed. In addition, a substantial amount of sublease space had become available in the immediate downtown area. Given the current and projected market conditions, the likelihood of recovering the additional cash investment necessary to fund anticipated operating deficits for 1001 Fourth Avenue Plaza would have been remote.

     In addition, certain disputes had arisen between the Partnership and the lender regarding a $2,000,000 letter of credit maintained by the Partnership as additional security for the lender in connection with the existing loan modification. As a result of defaults alleged by the lender, the lender attempted to draw on the $2,000,000 letter of credit prior to its expiration in November 1992. Subsequent negotiations with the lender for a loan modification were unsuccessful. On November 1, 1993, the Partnership transferred title to the 1001 Fourth Avenue Plaza office building in full satisfaction of the Partnership's mortgage obligation (which had an outstanding balance, including accrued interest, of approximately $102,607,000). In exchange for the transfer of title, the lender agreed to return the Partnership's bond and letter of credit. This transfer has resulted in the Partnership no longer having an ownership interest in the property. Reference is made to Note 3(d).

     Eastridge Apartments

     The Partnership has obtained a letter of intent to sell the land, building, related improvements and personal property of the Eastridge Apartments located in Tucson, Arizona for approximately $12,000,000 (before selling costs and prorations). There can be no assurance that the sale will be consummated on these or any other terms. The Partnership exercised its option to retire the mortgage loan secured by the property at a discount in April 1994 as discussed above. Reference is made to Note 3(e).

     Plaza Tower Office Building

     The mortgage loan on the Plaza Tower office building, which has an outstanding principal balance at March 31, 1994 of approximately $18,003,000, matures in November, 1994. The Partnership is exploring a loan extension and/or refinancing upon its maturity, however, there can be no assurance that an extension and/or refinancing can be obtained.

     General

     The affiliates of the Corporate General Partner have deferred certain property management and leasing fees payable to them under the terms of the management agreements in an aggregate amount of approximately $12,821,000 (approximately $35 per interest) through March 31, 1994. The amounts do not bear interest and are payable in future periods. Reference is made to Note 5.

     A number of the Partnership's investments have been made through joint ventures. There are certain risks associated with these investments, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations or, that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     Due to the factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the recovery of its investments and any potential return thereon. However, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half their original investment. It should be noted, however, that in connection with sales or other dispositions (including transfers to lenders) of properties (or interests therein) owned by the Partnership or its joint ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes even though the Partnership would not be able to return a substantial amount of the Limited Partners' original capital from such sales or other dispositions.

RESULTS OF OPERATIONS

     The decreases in cash and equivalents, short-term investments, amounts due to affiliates and accrued interest, and the increase in escrow deposits, are due primarily to funding of the capital improvement escrow of approximately $1,635,000 pursuant to the terms of the Copley Place loan modification as more fully described in Note 3(i), and to the payment of approximately $850,000 of previously deferred management fees and accrued interest of approximately $2,747,000 related to the deficit loans at the Copley Place multi-use complex. As of the date of this report, no amounts have been withdrawn from the capital improvement escrow.

     The decrease in the balance of prepaid expenses at March 31, 1994 as compared to December 31, 1993 is primarily due to the timing of insurance payments at certain of the investment properties.

     The decreases in rents and other receivables land and leasehold interest, buildings and improvements, current portion of long-term debt and unearned rents at March 31, 1994 as compared to December 31, 1993 and the corresponding decreases in rental income, mortgage and other interest, depreciation and property operating expenses for the three months ended March 31, 1994 as compared to March 31, 1993 are due primarily to the lender taking title to the Gables Corporate Plaza and University Park office buildings in January 1994, and to the sales of the Rio Cancion and Greenwood Creek II apartments and to the lender taking title to the 1001 Fourth Avenue office building in 1993. Reference is made to Notes 3(g), 3(f), 7(b), 7(c) and 3(d), respectively.

     The decrease in the balance of deferred expenses at March 31, 1994 as compared to December 31, 1993, and the corresponding increase in amortization for the three months ended March 31, 1994 as compared to March 31, 1993, is due to the amortization of leasing commissions related to the Gables Corporate Plaza and University Park Office Buildings.

     The decrease in venture partners' deficits in ventures at March 31, 1994 as compared to December 31, 1993 and the corresponding increase in venture partner's share of loss from ventures operations for the three months ended March 31, 1994 as compared to March 31, 1993 is due primarily to the venture partner's realization of its share of gain on the sale of the Gables Corporate Plaza office building in January 1994 (as more fully discussed in Note 3(g)) and to the venture partner's contribution of its share of funds used for the payment of deferred management fees at the Copley Place multi-use complex.

     The decrease in accrued real estate taxes at March 31, 1994 as compared to December 31, 1993 is due primarily to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in long-term debt at March 31, 1994 as compared to December 31, 1993 is due primarily to the accrual of long-term deferred interest at certain of the Partnership's investment properties.

     The increase in interest income for the three months ended March 31, 1994 as compared to March 31, 1993 is due primarily to higher average balances of investments in U.S. Government Obligations primarily as a result of the investment of proceeds from the sale of the Old Orchard Shopping Center (See
Note 2(d)).

     The decrease in professional services for the three months ended March 31, 1994 as compared to March 31, 1993 is due primarily to lower legal fees incurred related to certain of the Partnership's investment properties.

     The decrease in the Partnership's share of loss from unconsolidated ventures for the three months ended March 31, 1994 as compared to March 31, 1993 is due primarily to the sale of the Partnership's interest in the Old Orchard shopping center in 1993 (as more fully discussed in Note 2(d)).

     The net gain of $13,354,000 for the three months ended March 31, 1994 consists of a gain of $5,676,500 on the transfer of the University Park office building and a gain (net of the venture partner's share) of $7,677,500 on the transfer of the Gables Corporate Plaza office building (as more fully discussed in Notes 3(f) and 3(g), respectively).

     The net gain of $2,524,958 for the three months ended March 31, 1993 resulted from the sale of the Rio Cancion apartments (as more fully described in Note 7(b)).




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(b) (eleventh paragraph), and 3(m) of the Notes to Consolidated Financial Statements and Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of defaults (or alleged defaults) under, and/or current attempts to obtain refinancing, modification or extension of, mortgage loans secured by the 237 Park Avenue, 1290 Avenue of the Americas, and 2 Broadway office buildings, and Long Beach Plaza, which discussions are hereby incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                    OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                            1993                                1994
                                                                -----------------------------    -------------------------------
                                                                At      At       At       At      At       At       At       At
                                                               3/31    6/30     9/30    12/31    3/31     6/30     9/30    12/31
                                                               ----    ----     ----    -----    ----     ----     ----    -----
 1. Greenwood Creek II Apartments
     Benbrook (Forth Worth), Texas. . . . . . . . . . . . .     93%     N/A      N/A      N/A     N/A

 2. Marshall's Aurora Plaza shopping center
     Aurora (Denver), Colorado. . . . . . . . . . . . . . .     90%     91%      88%      91%     89%
 3. Carrollwood Station Apartments
     Tampa, Florida . . . . . . . . . . . . . . . . . . . .     94%     95%      96%      98%     98%
 4. Long Beach Plaza shopping center
     Long Beach, California (A) . . . . . . . . . . . . . .     64%     60%      60%      60%     57%
 5. The Glades Apartments
     Jacksonville, Florida. . . . . . . . . . . . . . . . .     94%     93%      98%      96%     94%
 6. Gables Corporate Plaza office building
     Coral Gables,  . . . . . . . . . . . . . . . . . . . .     85%     83%      83%      83%     N/A
 7. Sherry Lane Place office building
     Dallas, Texas. . . . . . . . . . . . . . . . . . . . .     93%     90%      95%      96%     98%
 8. Eastridge Apartments
     Tucson, Arizona. . . . . . . . . . . . . . . . . . . .     96%     89%      95%      95%     97%
 9. Copley Place multi-use complex
      Boston, Massachusetts . . . . . . . . . . . . . . . .     87%     94%      94%      93%     93%
10. Old Orchard Shopping Center
     Skokie (Chicago), Illinois . . . . . . . . . . . . . .     62%     53%      N/A      N/A     N/A
11. 1001 Fourth Avenue Plaza office building
     Seattle, Washington. . . . . . . . . . . . . . . . . .     95%     92%      69%      N/A     N/A
12. Plaza Tower office building
     Knoxville, Tennessee . . . . . . . . . . . . . . . . .     91%     92%      92%      91%     91%
13. University Park office building
     Sacramento, California (B) . . . . . . . . . . . . . .     98%     52%      65%      65%     N/A
14. 237 Park Avenue Building
     New York, New York . . . . . . . . . . . . . . . . . .    100%     99%      99%      98%     98%
15. 1290 Avenue of the Americas Building
     New York, New York . . . . . . . . . . . . . . . . . .     97%     95%      95%      98%     90%
16. 2 Broadway Building
     New York, New York (C) . . . . . . . . . . . . . . . .     59%     59%      29%      30%     30%

- - ----------

     An "N/A" indicates that the property was sold or was not owned by the Partnership at the end of the quarter.

     (A) Long Beach Plaza 1993 occupancy figures were restated to reflect the additional 144,000 square feet of gross leasable area acquired in the Buffum's settlement in March 1993. Reference is made to Management Discussion and Analysis of Financial Condition regarding the Long Beach Plaza.

     (B) University Park office building's major tenant, California Vision Services vacated its space of 70,697 square feet (59% of the building) upon expiration of its lease in April 1993.

     (C) 2 Broadway Building's major tenant, Merrill Lynch, Pierce, Fenner & Smith, Incorporated vacated its space of approximately 497,000 square feet (30% of the building) upon expiration of its lease in August 1993.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits.

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

         4-C.    Documents relating to the modification of the mortgage loan secured by 1001 Fourth Avenue Plaza are hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 29, 1993.

         4-D.    Documents relating to the modification of the mortgage loan secured by the Copley Place multi-use complex are hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 29, 1993.

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

         10-E.   Agreement dated March 25, 1993 between JMB/NYC and the
Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 are hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12791) dated March 29, 1993.

         10-F.   Agreement of Limited Partnership of Carlyle - XIII Associates
L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-12791) dated May 14, 1993.

         10-G.   Documents relating to the sale by the Partnership of its
interest in the Rio Cancion Apartments in Tucson, Arizona, are herein incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for March 31, 1993, dated May 14, 1992.

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

         10-J.   Second Amended and Restated Articles of Partnership of
JMB/NYC Office Building Associates, are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

         10-K. Amended and Restated Certificate of Incorporation of Carlyle-XIV Managers, Inc., are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

         10-L. Amended and Restated Certificate of Incorporation of Carlyle-XIII Managers, Inc., are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

         10-M.   $600,000 demand note between Carlyle-XIII Associates, L.P.
and Carlyle Managers, Inc., are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

         10-N.   $600,000 demand note between Carlyle-XIII Associates, L.P.
and Carlyle Investors, Inc., are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

         10-O.   Settlement Agreement between Gables Corporate Plaza
Associates and Aetna Life Insurance Company, are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

         10-P.   Bill of Sale and Grant Deed related to the University Park
Office Building between Carlyle Real Estate Limited Partnership - XIII and California Federal Bank, a copy of which is filed herewith.


         Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)
(4) (iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

         (b) No Reports on Form 8-K have been filed for the quarter covered by this report.
                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                     BY:   JMB Realty Corporation
                           (Corporate General Partner)




                           By:   GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                           Date: May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                           Date: May 11, 1994