Form 10-Q
period 1994-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1994-08-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended June 30, 1994            Commission file #0-12791




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
Yes   X    No
                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements. . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . .      27



PART II     OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities . . . . . . . . . .      35

Item 5.     Other Information . . . . . . . . . . . . . . . . .      36

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      38

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30, 1994 AND DECEMBER 31, 1993

                                                                   (UNAUDITED)

                                                                     ASSETS
                                                                     ------

                                                                                                JUNE 30,     DECEMBER 31,
                                                                                                  1994           1993
                                                                                               ------------   -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 17,651,965     5,362,152
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,564,637    23,095,901
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        538,800       538,800
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,774,630     3,711,359
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,175       397,109
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,292,584     3,918,882
                                                                                                ------------  ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     38,829,791    37,024,203
                                                                                                ------------  ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,935,808    27,002,062
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    407,611,557   447,201,128
                                                                                                ------------  ------------
                                                                                                 428,547,365   474,203,190
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    142,728,601   149,914,951
                                                                                                ------------  ------------
          Total investment properties, net of accumulated depreciation. . . . . . . . . . . .    285,818,764   324,288,239
                                                                                                ------------  ------------
Investment in unconsolidated venture, at equity (notes 1, 2 and 6). . . . . . . . . . . . . .      2,455,200     2,446,681
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,195,307     5,983,034
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        473,687       487,289
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,451,244     4,557,854
                                                                                                ------------  ------------
                                                                                                $336,223,993   374,787,300
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

                                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                              -----------------------------------------------------

                                                                                                 JUNE 30,     DECEMBER 31,
                                                                                                    1994           1993
                                                                                                ------------   -----------
Current liabilities:
  Current portion of long-term debt (note 3). . . . . . . . . . . . . . . . . . . . . . . . .   $ 52,202,424    94,086,630
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,831,272     2,397,159
  Amounts due to affiliates (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,064,051    14,894,459
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,754,893       770,237
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,277,726     8,591,163
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,638,498     2,064,479
                                                                                               ------------- ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     79,768,864   122,804,127
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        737,543       880,056
Investment in unconsolidated venture, at equity (notes 1, 2 and 6). . . . . . . . . . . . . .     75,352,973    72,546,193
Long-term debt, less current portion (note 3) . . . . . . . . . . . . . . . . . . . . . . . .    356,282,997   360,881,897
                                                                                                ------------  ------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    512,142,377   557,112,273
Venture partners' subordinated equity in ventures . . . . . . . . . . . . . . . . . . . . . .        329,403       330,185
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000         1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (19,988,871)  (19,664,338)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,039,022)   (1,039,022)
                                                                                                ------------  ------------
                                                                                                 (21,026,893)  (20,702,360)
                                                                                                ------------  ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . . . . . .    326,224,167   326,224,167
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (451,470,172) (458,202,076)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (29,974,889)  (29,974,889)
                                                                                                ------------  ------------
                                                                                                (155,220,894) (161,952,798)
                                                                                                ------------  ------------
          Total partners' deficits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (176,247,787) (182,655,158)
                                                                                                ------------  ------------
Commitments and contingencies (notes 2, 3 and 7)
                                                                                                $336,223,993   374,787,300
                                                                                                ============  ============


                                          See accompanying notes to consolidated financial statements.

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30                      JUNE 30
                                                               ---------------------------  ---------------------------
                                                                  1994            1993          1994          1993
                                                               ------------     ----------   ------------  ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . .$15,608,890     21,272,799     33,934,399    44,981,060
  Interest income . . . . . . . . . . . . . . . . . . . . . . .    140,565        108,885        395,558       222,595
                                                               -----------     ----------     ----------   -----------
                                                                15,749,455     21,381,684     34,329,957    45,203,655
                                                               -----------     ----------     ----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . .  9,004,707     13,597,637     19,798,689    27,976,164
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .  3,468,757      4,705,766      6,956,393     9,550,162
  Property operating expenses . . . . . . . . . . . . . . . . .  9,079,650     11,187,128     18,583,300    22,349,867
  Professional services . . . . . . . . . . . . . . . . . . . .    218,722        203,581        388,858       521,988
  Amortization of deferred expenses . . . . . . . . . . . . . .    285,904        331,465        848,512       660,712
  General and administrative. . . . . . . . . . . . . . . . . .    192,261        153,087        289,782       261,662
                                                               -----------     ----------     ----------   -----------
                                                                22,250,001     30,178,664     46,865,534    61,320,555
                                                               -----------     ----------     ----------   -----------
          Operating loss. . . . . . . . . . . . . . . . . . . .  6,500,546      8,796,980     12,535,577    16,116,900
Partnership's share of loss from operations of
unconsolidated ventures
  (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . .  1,445,120      1,700,631      2,808,260     3,919,750
Venture partners' share of earnings from ventures' operations
(note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,161,512)      (592,145)    (2,390,291)     (799,255)
                                                               -----------     ----------     ----------   -----------
          Net operating loss. . . . . . . . . . . . . . . . . .  6,784,154      9,905,466     12,953,546    19,237,395
Gain on sale or disposition of investment properties, net of venture partner's
  share of $2,887,659 in 1994 (notes 3(e), 3(f) and 7(d)) . . . (5,010,732)    (1,787,073)   (18,364,792)   (4,312,031)
                                                               -----------     ----------     ----------   -----------
          Net (earnings) loss before extraordinary item . . . .    777,296      8,118,393     (5,411,246)   14,925,364
Extraordinary item (note 3(d)). . . . . . . . . . . . . . . . .   (996,126)         --          (996,126)        --
                                                               -----------     ----------     ----------   -----------
          Net (earnings) loss . . . . . . . . . . . . . . . . .$   777,296      8,118,393     (6,407,372)   14,925,364
                                                               ===========     ==========     ==========   ===========
                                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30                        JUNE 30
                                                                ---------------------------    ---------------------------
                                                                   1994            1993           1994           1993
                                                               ------------     ----------    ------------   ------------

          Net (earnings) loss per limited partnership interest
           (note 1):
              Net operating loss. . . . . . . . . . . . . . . .$     17.79          25.97           33.96          50.43
              Gain on sale or disposition of investment
              properties. . . . . . . . . . . . . . . . . . . .     (13.55)          4.83          (49.66)        (11.66)
              Extraordinary gain on early extinguishment of
              debt (note 3(e)). . . . . . . . . . . . . . . . .      (2.69)         --              (2.69)         --
                                                               -----------     ----------      ----------    -----------
                  Net earnings (loss) . . . . . . . . . . . . .$      1.55          21.14          (18.39)         38.78
                                                               ===========     ==========      ==========    ===========
          Cash distributions per limited partnership interest .$     --             --              --              --
                                                               ===========     ==========      ==========    ===========






















                                          See accompanying notes to consolidated financial statements.

                                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                                   (UNAUDITED)
                                                                                                    1994           1993
                                                                                                 ------------   -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,407,372   (14,925,364)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,956,393     9,550,162
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       848,512       660,712
    Amortization of discount on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .        56,507        50,107
    Partnership's share of loss from operations of unconsolidated ventures. . . . . . . . . . .     2,808,260     3,919,750
    Venture partners' share of loss from ventures' operations and gain on disposition of
      investment property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,390,291      (799,255)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .     5,328,189     7,946,539
    Gain on sale or disposition of investment properties. . . . . . . . . . . . . . . . . . . .   (18,364,792)   (4,312,031)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (996,126)        --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (55,881)
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       936,729       454,040
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       389,934        73,046
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,373,702)      (39,563)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,602       150,814
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       434,113     1,630,928
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (830,408)      416,364
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       984,656       (97,180)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,313,437)      859,916
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (425,981)      215,689
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (142,513)      (55,785)
                                                                                                 ------------   -----------
          Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . . .    (2,672,983)    5,643,008
                                                                                                 ------------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . . . . . . . . . . . .    12,531,264       194,504
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (367,119)   (1,342,672)
  Cash sales proceeds from sale of investment properties, net of selling expenses (notes 7(b)
  and 7(d)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,781,988      861,796
  Cash expended in disposition of investment property . . . . . . . . . . . . . . . . . . . . .        (1,014)        --
  Partnership's contributions to unconsolidated ventures. . . . . . . . . . . . . . . . . . . .       (10,000)     (748,705)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (144,611)   (1,221,925)
                                                                                                 ------------   -----------
          Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . .    23,790,508    (2,257,002)
                                                                                                 ------------   -----------

                                                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                             (A LIMITED PARTNERSHIP)
                                                            AND CONSOLIDATED VENTURES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                     SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                                   (UNAUDITED)
                                                                                                     1994           1993
                                                                                                 ------------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,436,173)     (299,152)
  Ventures partners' contribution to venture. . . . . . . . . . . . . . . . . . . . . . . . . .       608,461         --
                                                                                                 ------------   -----------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . .    (8,827,712)     (299,152)
                                                                                                 ------------   -----------
          Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $ 12,289,813     3,086,854
                                                                                                 ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,112,956    17,365,512
                                                                                                 ============   ===========
  Total sales price of investment property, net of selling expenses . . . . . . . . . . . . . .  $      --       16,809,998
  Mortgage loan payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --      (15,904,242)
  Due from buyer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          (43,960)
                                                                                                 ------------   -----------
          Cash sales proceeds from sale of investment property, net of selling expenses . . . .  $      --          861,796
                                                                                                 ============   ===========
  Non-cash investing and financing activities:
    Total sales price of investment property, net of selling expenses . . . . . . . . . . . . .  $ 11,781,988         --
    Balance due on long-term debt cancelled (notes 3(e) and 3(f)) . . . . . . . . . . . . . . .    41,351,685         --
    Reduction in land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,066,254)        --
    Reduction in buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . .   (39,956,697)        --
    Reduction in accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,142,743         --
    Cash expended in disposition of investment property . . . . . . . . . . . . . . . . . . . .        (1,014)        --
    Venture partners share of gain on disposition of investment property. . . . . . . . . . . .    (2,887,659)        --
                                                                                                 ------------   -----------
          Gain on sale of investment property and extinguishment of debt. . . . . . . . . . . .  $ 18,364,792         --
                                                                                                 ============   ===========
Principal balance due on mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,696,126         --
Payment on long-term debt from sale of investment properties. . . . . . . . . . . . . . . . . .    (8,700,000)        --
                                                                                                 ------------   -----------
          Extraordinary items - non-cash gain recognized on forgiveness of indebtedness . . . .  $    996,126         --
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

                            JUNE 30, 1994 AND 1993

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the six months ended June 30:

                                 1994                          1993
                       -------------------------   -------------------------
                       GAAP Basis      Tax Basis   GAAP Basis      Tax Basis
                       ----------      ---------   ----------      ---------

Net earnings
 (loss) . . . . . .    $6,407,372        357,077  (14,925,364)    (7,756,392)
Net earnings/
 (loss) per
 limited partner-
 ship interest. . .    $    18.39           5.15       (38.78)        (19.57)
                       ==========      =========   ==========     ==========

     The net earnings/(loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. government obligations at cost, which approximates market. Therefore, for the

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $1,214,000 and none at June 30, 1994 and December 31, 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     As more fully discussed in note 2(b), due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and due to discussions with the O & Y affiliates regarding the reallocation of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2 Broadway venture has made a provision for value impairment on such investment property of $192,627,560 in 1993. Such provision for value impairment was allocated $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC, respectively. The provision for value impairment has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, including the related accrued interest.

(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at June 30, 1994 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $152,831,130 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired, or parties which have contributed an interest in the property developed, or were subsequently admitted to the ventures, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, two apartment complexes, four office buildings and a multi-use complex. The joint venture partners (who in many instances were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from the Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Certain of the venture properties have been financed under various long-term debt arrangements as described in note 3.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership.
After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During the six months ended June 30, 1994, three of the ventures' properties produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

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

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at June 30, 1994 and December 31, 1993. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $85,987,889 at June 30, 1994. During 1993 and for the six months ended June 30, 1994, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a sales contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase notes will be re-allocated and will be payable out of JMB/NYC's share of distributable sale proceeds from the other two joint ventures.

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

As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at June 30, 1994 is $48,522,601. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies. Based upon the Olympia & York affiliates' interpretation, interest expense for the Three Joint Ventures for the six

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

months ended June 30, 1994 was $58,720,786. Based upon the amount of interest determined by JMB/NYC for the six months ended June 30, 1994, interest expense for the Three Joint Ventures was $41,873,661. The effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $16,847,125 (of which the Partnership's share is $1,958,478) for the six months ended June 30, 1994 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     During the fourth quarter of 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC has been unable to determine if the Three Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, on June 30, 1994 the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan), to restructure certain terms of the existing mortgage loan. The proposed restructuring would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three months U.S. treasury bills to a fixed rate of 9% with a pay rate of 7%.
Unpaid interest will accrue at 9% and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In conjunction with negotiations held prior to June 30, 1994, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     During 1992, the Olympia & York affiliates and certain other affiliates of O & Y reached an agreement with the City of New York to defer the payment of real estate taxes on properties in which O&Y affiliates have an ownership interest, including the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway buildings, whereby, payment of the July real estate taxes are made in six equal monthly installments from July through December and payment of the December real estate taxes are made in six equal installments from January through June. This agreement has been extended through December 1994. As of

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the date of this report, 237 Park Avenue and 1290 Avenue of the Americas are current in their payments to the City of New York. However, the August 1994 real estate tax installment payment related to the 2 Broadway building has not been paid and there is uncertainty regarding the remittance of future installment payments related to the building.

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

     The O & Y affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15,000,000. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed above to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the O & Y affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the O & Y affiliates relating to the contract were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes and federal income tax purposes. Accordingly, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the O & Y affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC,

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, including related accrued interest.

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

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $73,353,098 at June 30, 1994) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation.

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

     The joint venture agreement provides that, in general, from 1985 through 1989, the Partnership was entitled to a guaranteed return of annual cash flow of $3,600,000 increasing to $4,800,000. The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner has loaned approximately $13,398,000 through June 30, 1994 to fund its required obligation. The loan accrues interest at the contract rate based on the joint venture partner's line of credit. The line of credit bears interest at a floating rate (currently averaging 5.79% per annum at June 30, 1994). The loan is to be repaid from future available cash flow (as defined). In addition, the Partnership and the joint venture partner were obligated to contribute equally to tenant improvement and other capital costs beginning in 1990. Commencing January 1, 1992, the Partnership and the venture partner are required to equally fund all cash deficits of the property. In addition, annual cash flow (as defined), after repayment to the joint venture partner of operating deficit loans and funding requirements, is to be allocated equally between the Partnership and joint venture partner. In addition, in March 1994, the venture partner and the Partnership each contributed $424,980 for the payment of previously deferred management fees.

     Operating profits and losses of the joint venture are 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provides that, in general, upon any sale or refinancing of the complex, the first $60,000,000 of net proceeds will be distributed equally between the Partnership and the joint venture partner. The Partnership will then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at June 30, 1994 is $12,000,000). The Partnership will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which has been paid or is payable to the developer on its $20,000,000 purchase price note. The joint venture partner will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the $20,000,000 purchase price note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. Reference is made to Note 3(h) for a discussion of the modification of the mortgage loan (effective March 1, 1992) for the property.

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

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.4167% interest in the new limited partnership after such redemption. OOUV is also entitled to receive up to an additional $4,300,000 based upon certain events (as defined) and may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

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

     (b)  Rio Cancion Apartments

     The mortgage note secured by the Rio Cancion apartments located in Tucson, Arizona and related deferred interest was satisfied on March 31, 1993 upon sale of the property (see note 7(b)). The first mortgage loan was modified, effective November 1, 1987, to lower the interest payable for a period of two years. The Partnership reached an agreement to remodify the first mortgage loan effective upon the expiration of the first modification agreement. During 1992, the Partnership reached an agreement for an additional modification to the first mortgage loan whereby on January 1, 1993, the contract rate of 12.25% per annum and the pay rate of 10.25% per annum was permanently lowered to 10%. The additional modification also extended the maturity date to January 1, 1997. In return, the lender was entitled to, as additional interest, a minority residual participation of 25% of net sales proceeds (as defined) after the Partnership recovered its investment (as defined). The lender received approximately $317,000 as its 25% minority

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

residual participation upon sale of the property in March, 1993 as discussed in note 7(b).

     (c)  1001 Fourth Avenue Plaza

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

     (d)  Eastridge Apartments

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

     In April 1994, the Partnership exercised its option, under the latest loan modification, for a discounted payoff of its mortgage obligation secured by the Eastridge Apartments. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000. As a result of this transaction, the Partnership will recognize an extraordinary gain of $996,126 for financial reporting purposes and expects to recognize a gain for Federal income tax purposes in 1994. The Partnership determined that exercising its option for the early payoff was necessary in order to maximize its return upon sale of the property which occurred on June 30, 1994 (see note 7(d)).

     (e)  University Park Office Building

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

     In April 1993, the Partnership had began submitting cash flow debt service payments to the lender due to the move-out of the building's primary tenant. The Partnership's discussions with the first mortgage lender to further modify the note were unsuccessful. As a result, on January 10, 1994, the Partnership transferred to the lender title to the property. This resulted in the Partnership's no longer having an ownership interest in the property, has resulted in a gain of approximately $5,676,000 for financial reporting purposes. The Partnership also expects to recognize a gain for Federal income tax purposes of approximately $6,897,000 in 1994. There were no corresponding distributable proceeds as a result of the transfer of title.

     (f)  Gables Corporate Plaza

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

     Gables venture had negotiated for an additional modification or refinancing of the first mortgage loan. Since January 1991, interest only payments were remitted at a 5% pay rate instead of the required 7% rate to the extent of available property cash flow. Negotiations with the lender were unsuccessful and the Partnership on behalf of the venture decided to not commit any significant additional amounts to the property. On May 3, 1993, the lender appointed a receiver and took possession and control of the property. In addition, the venture entered into an agreement with the lender whereby the venture would transfer title to the lender in January, 1994. During this period, the venture attempted to sell the property. The venture was unable to sell the property during the allotted time. On January 5, 1994, the venture transferred title of the property to the lender in accordance with its previous agreement. This resulted in the venture no longer having an ownership interest in the property and has resulted in a gain to the venture in 1994 of approximately $10,565,000 for financial reporting purposes (of which the Partnership's share is approximately $7,667,500). The venture also expects to recognize a gain in 1994 of approximately $12,464,000 for Federal income tax purposes (of which the Partnership's share is approximately $3,793,000) in 1994. There were no corresponding distributable proceeds as a result of the transfer of title.

     (g)  Greenwood Creek II Apartments

     The Partnership had been negotiating for modification of the long-term mortgage note secured by Greenwood Creek II Apartments located in Benbrook (Fort Worth), Texas. The Partnership had reached an agreement in principle with the lender to submit the monthly cash flow as debt service payments beginning April 1, 1991 while continuing to negotiate for the modification. However, the Partnership was notified that the loan had been sold to a third party. The Partnership was not successful in securing a modification. On April 6, 1993, the Partnership transferred title to the property to the lender for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance. The Partnership recognized a gain of $1,787,073 for financial reporting and recognized a gain for Federal income tax purposes of $1,823,988 in 1993 (see note 7(c)).

     (h)  Copley Place

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

     (i)  Sherry Lane Place

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

     (j)  Marshall's Aurora Plaza

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


     (k)  Carrollwood Apartments

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

     (l)  Long Beach Plaza

     The long-term mortgage note, secured by Long Beach Plaza, matured in June 1994. The Partnership has initiated and continues to hold discussions with the first mortgage lender regarding a modification and extension of the mortgage loan. There can be no assurance that any modification agreement will be executed. If the Partnership is unable to secure such modification and extension, it may decide not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The Partnership has not remitted all of the scheduled debt service payments since June 1993. The combined balances of the mortgage note and related accrued interest of approximately $37,642,000 are in arrears at June 30, 1994 and are classified as current liabilities in the accompanying consolidated financial statements.


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

     The Long Beach Plaza in Long Beach, California, Plaza Tower office building in Knoxville, Tennessee, Greenwood Creek II Apartments in Benbrook, Texas, (prior to its sale in April 1993), Rio Cancion Apartments in Tucson, Arizona, (prior to its sale in March 1993), Eastridge Apartments in Tucson, Arizona, (prior to its sale in June 1994), University Park office building in Sacramento, California (prior to transferring title to the lender in January
1994), 1001 Fourth Avenue Plaza office building in Seattle, Washington (prior to transferring title to the lender in November 1993), Sherry Lane Place office building in Dallas, Texas, and Gables Corporate Plaza in Coral Gables, Florida (prior to the lender appointing a receiver in May 1993), are or were managed by an affiliate of the Corporate General Partner for a fee equal to a percentage of defined gross income from the property.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship or the Partnership's consolidated ventures to the General Partners and their affiliates as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 are as follows:

                                                                Unpaid at
                                  1994         1993          June 30, 1994
                                --------     ---------       -------------
Property management
 and leasing fees . . . . .     $929,166     2,129,903          12,820,722
Insurance commissions . . .       56,465       151,849              --
Management fees to
 corporate general
 partner. . . . . . . . . .        --            --                 --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . .        1,318        31,153                 301
                                --------     ---------          ----------

                                $986,494     2,312,905          12,821,023
                                ========     =========          ==========

     Payment of certain property management and leasing fees payable under the terms of the management agreements ($12,820,722, approximately $35 per $1,000 interest at June 30, 1994) have been deferred.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries of employees and direct expenses of officers and employees of the Corporate General Partner relating to the administration of the Partnership and operation of the properties. Such costs were $179,093 and $65,348 for December 31, 1993 and June 30, 1994, respectively, of which $67,166 of the costs were unpaid as of June 30, 1994.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the investment properties of the Partnership. Such acquisition had no effect on the fees payable by the Partnership's consolidated venture under any existing agreements with such company. The fees earned by such company from the Partnership for the six months ending June 30, 1994 were $33,408.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC venture for the six months ended June 30, 1994 and 1993 is as follows:

                                                      1994             1993
                                                  -----------      ----------
   Total income from properties
     (unconsolidated) . . . . . . . . . . . .     $82,903,293      85,650,046
                                                  ===========      ==========
   Operating loss of ventures . . . . . . . .     $16,291,710      22,552,634
                                                  ===========      ==========
   Partnership's share of loss. . . . . . . .     $ 2,806,780       3,464,202
                                                  ===========      ==========

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

     The sale included the adjacent undeveloped land, building and improvements owned by two other partnerships affiliated with the Corporate General Partner. The Partnership has retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded parcel. The parcel may be purchased by the buyer after the environmental clean-up is completed. As a condition of the sale, the Partnership has agreed to conduct investigations to determine all contaminants and to conduct clean-up of any such contaminants. The Partnership was also required to indemnify the buyer from specified potential clean-up related liabilities. If the clean-up is successful, the buyer will purchase the parcel for $682,000, the purchase price adjustment. In addition, the Partnership has reached an agreement with the previous owner of the Allied Automotive Center, who has agreed to cause such investigation and clean-up to be done at the previous owner's expense. The previous owner has also indemnified the Partnership from specified potential clean-up related liabilities. The Partnership, in cooperation with the previous owner, has approved a plan to clean up the parcel, and the previous owner has undertaken the clean up and is paying the costs thereof. The cost of clean up remaining to be performed are not estimated to be material. The gain associated with this Parcel, approximately $543,000, will be recognized when the closing occurs, (currently estimated to be in mid 1995). There can be no assurance that the sale of this Parcel will be consummated on these or any other terms.

     (b)  Rio Cancion Apartments

     On March 31, 1993, the Partnership sold the land, related improvements, and personal property of the Rio Cancion Apartments, located in Tucson, Arizona for $13,700,000 (before selling costs and prorations) which was paid in cash at closing. In conjunction with the sale, the mortgage note and related accrued interest with a balance of approximately $12,157,000 was satisfied in full. The lender received, as its 25% minority residual participation (as defined), approximately $317,000 (see note 3(b)). The Partnership received net sales proceeds of approximately $809,000. The Partnership recognized a gain from this transaction in 1993 of $2,524,958 for financial reporting purposes and recognized a gain of $7,865,633 for Federal income tax purposes in 1993.

     (c)  Greenwood Creek II Apartments

     On April 6, 1993, the Partnership transferred to the existing lender title to the land, related improvements, and personal property of the Greenwood Creek II Apartments, located in Benbrook, (Fort Worth) Texas for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance of approximately $3,747,000 (see note 3(g)).
The Partnership recognized a gain for financial reporting purposes in 1993 of $1,787,073 and recognized a gain of $1,823,988 for Federal income tax purposes in 1993.

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     (d)  Eastridge Apartments

     On June 30, 1994, the Partnership sold the land, related improvements, and personal property of the Eastridge Apartments, located in Tucson Arizona for $12,000,000 (before selling costs and prorations) which was paid in cash at closing. The mortgage note was satisfied in full prior to the sale date (see note 3(d)). The Partnership recognized a gain of $5,010,871 for financial reporting purposes and expects to recognize a gain of approximately $7,877,000 for federal income tax purposes in 1994.


(8) ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1993 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.
PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $17,652,000. Such funds and short-term investments of approximately $10,565,000 are available for distributions to partners, leasing and capital improvement costs and/or operating deficits at Long Beach Plaza, and the Plaza Tower Office Building, for funding requirements at Copley Place for its share of management fees, for working capital requirements, including potential future operating deficits, and for significant leasing and tenant improvement costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $7,789,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $6,152,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments as well as the cash and short-term investments currently held by the Partnership and its ventures. The Partnership's and its ventures' mortgage obligations are generally non-recourse and therefore, the Partnership and its ventures generally are not personally obligated to pay such mortgage indebtedness.

     Many of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in the operating deficits described above.

     As described more fully below and/or in Note 3, the Partnership has received (certain of which have expired and others of which expire at various dates commencing October, 1996) or is negotiating mortgage note modifications or refinancing on the Sherry Lane Place office building, Glades Apartments, Long Beach Plaza, Carrollwood Apartments, Marshall's Aurora Plaza, Plaza Tower office building and Copley Place multi-use complex. The Partnership was unsuccessful in its efforts to obtain modifications of the loans secured by the 1001 Fourth Avenue office building, University Park office building and the Gables Corporate Plaza, as further discussed below and in Note 3. The Partnership has not remitted the required debt service payments pursuant to the loan agreement on the Long Beach Plaza which matured in June 1994. The corresponding balance of its mortgage note and related deferred accrued interest thereon has been classified as a current liability in the accompanying Consolidated Financial Statements. In January 1994, the Partnership or its venture transferred title to Gables Corporate Plaza and to the University Park office buildings to their respective lenders and the related mortgage loans were fully discharged by each. (Reference is made to Notes 3(f) and (e)). In April 1994, the Partnership exercised its option to fully satisfy its obligation with respect to the Eastridge Apartment mortgage loan at the previously agreed upon release price. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000, which was paid out of the Partnership's cash and cash equivalents and proceeds from the sale of short term investments. (See Notes 3(d) and 7(d)). For those investment properties where modifications are being sought, or with expired modifications or short-term modifications, if the Partnership is unable to secure new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits. This would result in the Partnership no longer having an ownership interest in such properties and would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.
Such decisions would be made on a property-by-property basis.

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

     In 1994, the property has experienced a significant loss in rental income in connection with the expiration of the IBM lease (279,432 square feet in April 1994) representing 23% of the leasable office space in the aggregate. Although the structure of the modification of the first mortgage loan took into account the potential downsizing of IBM, it was originally anticipated that IBM would renew approximately 80,000 square feet. However, IBM has renewed only 8,398 square feet. In addition, the John Hancock Property and Casualty Co. (which leases 97,180 square feet representing 11.5% of the leaseable office space) has indicated that they will vacate their space upon their lease expiring in October 1994. Therefore, the property's operations will be insufficient to pay the modified debt service. The joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such remodification will be consummated. If the joint venture is unable to secure such remodification, the joint venture may decide not to commit any significant additional amounts to the property. This could result in the joint venture no longer having an ownership interest in the property, which would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing IBM's vacant space and currently has numerous prospective replacements for the space, although replacement cannot be assured. The joint venture partners decided to pay previously deferred management fees for 1993 and to end the deferment of any subsequent fees incurred. As a result, the venture partners have made contributions of $608,460 as of June 30, 1994 and will continue to make capital contributions for the payment of the above mentioned fees.

     Old Orchard

     On September 2, 1993, effective August 30, 1993, Orchard Associates, in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each had a 50% interest, sold its interest in the Old Orchard Shopping Center. At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV is also entitled to receive up to an additional $4,300,000 based upon certain events (as defined) and may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report. The Partnership is currently retaining its share of the net proceeds from the sale for working capital purposes. Reference is made to Note 2(d).

     JMB/NYC

     At the 2 Broadway Building, occupancy during the quarter decreased to 19%, down from 30% in the previous quarter due to Bear Stearns Co. vacating its space in April 1994 upon the expiration of its lease. Kidder Peabody & Co. (71,994 square feet or approximately 4.5% of the building's leasable space) whose lease was to expire December 1993 extended their lease to December 31, 1995. The remaining tenant roster at the property includes several other major financial service companies whose leases expire in 1994. Most of these companies maintain back office support operations in the building which can be easily consolidated or moved. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next couple years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the Olympia & York affiliates have informed JMB/NYC that they have received a written proposal for the sale of the 2 Broadway building.

     Occupancy at 1290 Avenue of the Americas increased slightly to 91%, up from 90% in the previous quarter. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Although approximately 20% of the building's space under tenant leases will expire by the end of 1995, negotiations are currently being conducted with a number of prospective tenants in the financial services industry to lease a significant portion of the current and anticipated vacant space.
There can be no assurances that such negotiations will be successful. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993.

Because much of the John Blair space had been subleased, the joint venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant. During the quarter a settlement was reached whereby the joint venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994 John Blair is released from all future lease obligations and the joint venture now has direct leases with the original Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space. As a result of the settlement, the provision for doubtful accounts related to Blair is $0 at June 30, 1994.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     JMB/NYC has had a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia & York Developments, Ltd. (hereinafter sometimes referred to as "O&Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2(b). Under JMB/NYC's interpretation of the calculation of the effective rate of interest payable, only 2 Broadway operated at a deficit for the six months ended June 30, 1994. During the first quarter of 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Joint Ventures if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level amount. It was also agreed that during this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation after the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). The failure to repay a Purchase Note could, under certain circumstances, constitute a default that would permit an immediate acceleration of the maturity of the Purchase Notes for the other ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related ventures, which would result in net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a sales contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase notes will be re-allocated and will be payable out of JMB/NYC's share of distributable sale proceeds from the other two joint ventures. In addition, as discussed more fully in Note 2(b), under certain circumstances, JMB/NYC may be required to make additional capital contributions to the Joint Ventures in order to fund a deficit restoration obligation associated with a deficit balance in its capital account, and the Partnership could be required bear a share of such capital contributions obligation.

     If JMB/NYC is successful in its negotiations to restructure the Three Joint Ventures agreements and retains an interest in one or more of these investment properties, there would nevertheless need to be a significant improvement in current market and property operating conditions (including a major renovation of the 2 Broadway building) resulting in a significant increase in value of the properties before JMB/NYC would receive any share of future net sale or refinancing proceeds. The Joint Ventures that own the 2 Broadway building and land have no plans for a renovation of the property because of the potential sale of the property discussed below and because the effective rents that could be obtained under the current office market conditions are not sufficient to justify the costs of the renovation.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed below to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the Olympia & York affiliates relating to the contract were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes. Accordingly, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including related accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest.

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

     During the fourth quarter 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC is unable to determine if the Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, on June 30, 1994 the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan.

The proposed restructuring would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three months U.S. treasury bills to a fixed rate of 9% with a pay rate of 7%. Unpaid interest will accrue at 9% and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In conjunction with negotiations held prior to June 30, 1994, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender.

Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

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

In addition, both parties dismissed their respective claims in the lawsuit with prejudice. The Partnership has paid the $550,000 received from AVI to the mortgage lender for the property as scheduled debt service due for April and part of May 1993 on the loan secured by the property. The Partnership is seeking a replacement tenant for the vacated space. In January 1994, the Partnership received a letter of intent from Ross Dress for Less to lease approximately 27,200 square feet of the first floor of the vacated Buffum's building. In addition, Gold's Gym has offered to lease approximately 34,000 square feet of the third floor of the vacated Buffum's building and relocate from their current 9,813 square foot space on Pine Avenue. The Partnership has several prospects for the smaller Gold's Gym space. There can be no assurance these leases will be consummated. The Partnership had discussions with several tenants regarding their requests for temporary rent relief commencing in 1992. The tenants indicated that, due to the poor sales levels of their stores at the mall, such relief was necessary if they were to continue to operate. After review of those tenants requesting relief, the Partnership decided to grant temporary relief (approximately 50% of their minimum rent) to certain tenants through December 31, 1992. The Partnership had re-evaluated each tenant's sales level and financial situation for 1993. Additional relief was granted for 1993 and may be granted in 1994. As a result of the foregoing, the Partnership has initiated and continues to hold discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property which matured in June 1994. Due to declining retail sales at the center along with one of the center's anchor tenants vacating its space in 1991, the Partnership has not remitted all of the scheduled debt service payments since June 1993. There can be no assurance that such modification will be consummated (reference is made to Note 3(l)).

     University Park

     University Park office building's major tenant, California Vision Services, vacated its space of 70,697 square feet (59% of the building) upon the expiration of its lease in April 1993. The tenant's anticipated space requirements over the next several years were expected to grow to over 200,000 square feet, which the property was unable to accommodate. The Partnership had been actively marketing the vacated space. As a result of Cal-Vision's move out, the Partnership was unable to remit the full debt service payment from property operations and had submitted cash flow from the property through May, 1993. In addition, the Partnership's discussions with the first mortgage lender to further modify the note were unsuccessful. The Partnership decided not to commit any additional capital to the property. Given the current vacancy level of the building and the current and projected market conditions, the likelihood of recovering any additional cash investment necessary to retain ownership of the building would have been remote. As a result, on January 10, 1994, the Partnership transferred to the lender title to the property. This resulted in the Partnership recognizing a gain of approximately $5,676,000 for financial reporting, and it expects to recognize a gain of approximately $6,897,000 for Federal income tax purposes with no distributable proceeds in 1994. (See Note 3(e)).

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

     In addition, certain disputes had arisen between the Partnership and the lender regarding a $2,000,000 letter of credit maintained by the Partnership as additional security for the lender in connection with the existing loan modification. As a result of defaults alleged by the lender, the lender attempted to draw on the $2,000,000 letter of credit prior to its expiration in November 1992. Subsequent negotiations with the lender for a loan modification were unsuccessful. On November 1, 1993, the Partnership transferred title to the 1001 Fourth Avenue Plaza office building in full satisfaction of the Partnership's mortgage obligation (which had an outstanding balance, including accrued interest, of approximately $102,607,000). In exchange for the transfer of title, the lender agreed to return the Partnership's bond and letter of credit. This transfer has resulted in the Partnership no longer having an ownership interest in the property. Reference is made to Note 3(c).

     Eastridge Apartments

     In April 1994, the Partnership exercised its option for a discounted payoff of its mortgage obligation secured by the Eastridge Apartments (see
Note 3(d)). On June 30, 1994, the Partnership sold the land, building and related improvements of the Eastridge Apartments, located in Tucson, Arizona. See Note 7(d).

     Plaza Tower Office Building

     The mortgage loan on the Plaza Tower office building, which has an outstanding principal balance at June 30, 1994 of approximately $17,923,000, matures in November, 1994. The Partnership is exploring a short term loan extension and/or refinancing upon its maturity, however, there can be no assurance that an extension and/or refinancing can be obtained.

     General

     The affiliates of the Corporate General Partner have deferred certain property management and leasing fees payable to them under the terms of the management agreements in an aggregate amount of approximately $12,821,000 (approximately $35 per interest) through June 30, 1994. The amounts do not bear interest and are payable in future periods. Reference is made to Note 5.

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

RESULTS OF OPERATIONS

     The decreases in cash and equivalents, short-term investments, amounts due to affiliates and accrued interest, and the increase in escrow deposits, are due primarily to (a) funding of the capital improvement escrow of approximately $1,635,000 pursuant to the terms of the Copley Place loan modification as more fully described in Note 3(h), to (b) the payment of approximately $850,000 of previously deferred management fees and accrued interest of approximately $2,747,000 related to the deficit loans at the Copley Place multi-use complex, and to (c) the payoff of the mortgage for $8,700,000 secured by the Eastridge Apartments (see note 3(d)). The net decrease in cash and cash equivalents and short-term investments were partially offset by the net sales proceeds of $11,781,988 from the sale of the Eastridge Apartments (see note 7(d)). As of the date of this report, no amounts have been withdrawn from the capital improvement escrow.

     The decreases in rents and other receivables, prepaid expenses, land and leasehold interest, buildings and improvements, accumulated depreciation, deferred expenses, current portion of long-term debt, tenant security deposits and long-term debt less current portion at June 30, 1994 as compared to December 31, 1993 and the corresponding decreases in rental income, mortgage and other interest, depreciation and property operating expenses for the three and six months ended June 30, 1994 as compared to June 30, 1993 are due primarily to the lender taking title to the Gables Corporate Plaza and University Park office buildings and to the sale of the Eastridge Apartments in 1994, and to the sales of the Rio Cancion and Greenwood Creek II apartments and to the lender taking title to the 1001 Fourth Avenue office building in 1993. Reference is made to Notes 3(c), 3(e), 3(f), 3(g), 7(b), 7(c) and 7(d), respectively.

     The decrease in venture partners' deficits in ventures at June 30, 1994 as compared to December 31, 1993 and the corresponding increase in venture partner's share of earnings from ventures operations for the six months ended June 30, 1994 as compared to June 30, 1993 is due primarily to the venture partner's realization of its share of gain on the disposition of the Gables Corporate Plaza office building in January 1994 (as more fully discussed in Note 3(f)) offset by the venture partner's contribution of its share of funds used for the payment of deferred management fees at the Copley Place multi-use complex in 1994.

     The decrease in accrued real estate taxes at June 30, 1994 as compared to December 31, 1993 is due primarily to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in interest income for the three and six months ended June 30, 1994 as compared to June 30, 1993 is due primarily to higher average balances of investments in U.S. Government Obligations primarily as a result of the investment of proceeds retained from the sale of the Old Orchard Shopping Center in September 1993 (see Note 2(d)).

     The decrease in the Partnership's share of loss from unconsolidated ventures for the three and six months ended June 30, 1994 as compared to June 30, 1993 is due primarily to the sale of the Partnership's interest in the Old Orchard shopping center in September 1993 (as more fully discussed in Note 2(d)). The decrease is also attributable to JMB/NYC recording a $192,627,560 provision for value impairment at 2 Broadway at December 31, 1993, which reduced the subsequent depreciation expense related to that investment property.

     The net gain of $18,364,792 on sale or disposition of investment property for the six months ended June 30, 1994 consists of a gain of $5,676,413 on the transfer of the University Park office building, a gain (net of the venture partner's share) of $7,677,508 on the transfer of Gables Corporate Plaza office building, and a gain of $5,010,871 related to the sale of the Eastridge Apartments (as more fully discussed in Notes 3(e), 3(f), and 7(d)).

     The net gain of $4,141,628 on sale disposition of investment property for the six months ended June 30, 1994 consists primarily of a gain of $2,524,958 from the sale of the Rio Cancion apartments and a gain of $1,787,073 from the transfer of the Greenwood Creek Apartments (as more fully discussed in Notes 7(b) and (c)).

     The extraordinary item of $996,126 for the six months ended June 30, 1994 is due to the discounted payoff of the mortgage note which secured the Eastridge Apartments (see Note 3(d)).



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(b) (eleventh paragraph), and 3(l) of the Notes to Consolidated Financial Statements and Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of defaults (or alleged defaults) under, and/or current attempts to obtain refinancing, modification or extension of, mortgage loans secured by the 237 Park Avenue, 1290 Avenue of the Americas, and 2 Broadway office buildings, and Long Beach Plaza, which discussions are hereby incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                    OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                            1993                                1994
                                                                -----------------------------   ------------------------------
                                                                At      At       At       At      At       At       At       At
                                                               3/31    6/30     9/30    12/31    3/31     6/30     9/30    12/31
                                                               ----    ----     ----    -----    ----     ----     ----    -----
 1. Greenwood Creek II Apartments
     Benbrook (Forth Worth), Texas. . . . . . . . . . . . .     93%     N/A      N/A      N/A     N/A      N/A

 2. Marshall's Aurora Plaza shopping center
     Aurora (Denver), Colorado. . . . . . . . . . . . . . .     90%     91%      88%      91%     89%      89%
 3. Carrollwood Station Apartments
     Tampa, Florida . . . . . . . . . . . . . . . . . . . .     94%     95%      96%      98%     98%      97%
 4. Long Beach Plaza shopping center
     Long Beach, California (A) . . . . . . . . . . . . . .     64%     60%      60%      60%     57%      54%
 5. The Glades Apartments
     Jacksonville, Florida. . . . . . . . . . . . . . . . .     94%     93%      98%      96%     94%      96%
 6. Gables Corporate Plaza office building
     Coral Gables,  . . . . . . . . . . . . . . . . . . . .     85%     83%      83%      83%     N/A      N/A
 7. Sherry Lane Place office building
     Dallas, Texas. . . . . . . . . . . . . . . . . . . . .     93%     90%      95%      96%     98%      97%
 8. Eastridge Apartments
     Tucson, Arizona. . . . . . . . . . . . . . . . . . . .     96%     89%      95%      95%     97%      N/A
 9. Copley Place multi-use complex
      Boston, Massachusetts . . . . . . . . . . . . . . . .     87%     94%      94%      93%     93%      96%
10. Old Orchard Shopping Center
     Skokie (Chicago), Illinois . . . . . . . . . . . . . .     62%     53%      N/A      N/A     N/A      N/A
11. 1001 Fourth Avenue Plaza office building
     Seattle, Washington. . . . . . . . . . . . . . . . . .     95%     92%      69%      N/A     N/A      N/A
12. Plaza Tower office building
     Knoxville, Tennessee . . . . . . . . . . . . . . . . .     91%     92%      92%      91%     91%      91%
13. University Park office building
     Sacramento, California (B) . . . . . . . . . . . . . .     98%     52%      65%      65%     N/A      N/A
14. 237 Park Avenue Building
     New York, New York . . . . . . . . . . . . . . . . . .    100%     99%      99%      98%     98%      98%
15. 1290 Avenue of the Americas Building
     New York, New York . . . . . . . . . . . . . . . . . .     97%     95%      95%      98%     90%      91%
16. 2 Broadway Building
     New York, New York (C) . . . . . . . . . . . . . . . .     59%     59%      29%      30%     30%      19%

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

         10-E.   Agreement dated March 25, 1993 between JMB/NYC and the
Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 are hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 29, 1993.

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

         10-P.   Bill of Sale and Grant Deed related to the University Park
Office Building between Carlyle Real Estate Limited Partnership - XIII and California Federal Bank, are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10K (File No. 0-12791) dated May 11, 1994.

         10-Q.   Documents relating to the sale by the Partnership of its
interest in the Eastridge Apartments in Tucson, Arizona, are herein incorporated by reference to the Partnership's report for August 12, 1994 on Form 8-K (File No. 0-12791) dated August 12, 1994.

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


                     CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                     BY:   JMB Realty Corporation
                           (Corporate General Partner)




                           By:   GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                           Date: August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                           Date: August 12, 1994