Form 10-Q
period 1994-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1994-11-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994  Commission file#0-12791




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
Yes   X    No
                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations. . . . . . . . . . . . . . . . .      30



PART II  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities . . . . . .      39

Item 5.  Other Information . . . . . . . . . . . . .      40

Item 6.  Exhibits and Reports on Form 8-K. . . . . .      42

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                             CONSOLIDATED BALANCE SHEETS

                                      SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                     (UNAUDITED)

                                                       ASSETS
                                                       ------

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $  4,314,569    5,362,152
  Short-term investments (note 1). . . . . . . . . . . . . . . . .     25,990,128   23,095,901
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . .        538,800      538,800
  Rents and other receivables. . . . . . . . . . . . . . . . . . .      1,013,832    3,711,359
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        475,272      397,109
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .      5,323,554    3,918,882
                                                                     ------------ ------------
        Total current assets . . . . . . . . . . . . . . . . . . .     37,656,155   37,024,203
                                                                     ------------ ------------
Investment properties, at cost:
    Land and leasehold interests . . . . . . . . . . . . . . . . .     20,935,808   27,002,062
    Buildings and improvements . . . . . . . . . . . . . . . . . .    408,436,794  447,201,128
                                                                     ------------ ------------
                                                                      429,372,602  474,203,190
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .    146,127,699  149,914,951
                                                                     ------------ ------------
        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . .    283,244,903  324,288,239
                                                                     ------------ ------------
Investment in unconsolidated venture,
  at equity (notes 1, 2 and 6) . . . . . . . . . . . . . . . . . .      2,453,210    2,446,681
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .      5,229,485    5,983,034
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .        475,162      487,289
Venture partners' deficits in ventures . . . . . . . . . . . . . .      6,058,801    4,557,854
                                                                     ------------ ------------
                                                                     $335,117,716  374,787,300
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

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                -----------------------------------------------------

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1994         1993
                                                                     ------------  -----------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . .   $ 52,119,139   94,086,630
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      2,907,842    2,397,159
  Amounts due to affiliates (note 5) . . . . . . . . . . . . . . .     14,060,971   14,894,459
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . .        474,292      770,237
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .      9,012,969    8,591,163
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .      2,269,986    2,064,479
                                                                     -------------------------
        Total current liabilities. . . . . . . . . . . . . . . . .     80,845,199  122,804,127
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .        583,932      880,056
Investment in unconsolidated venture, at equity
  (notes 1, 2 and 6) . . . . . . . . . . . . . . . . . . . . . . .     76,888,626   72,546,193
Long-term debt, less current portion (note 3). . . . . . . . . . .    358,913,218  360,881,897
                                                                     ------------ ------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . .    517,230,975  557,112,273
Venture partners' subordinated equity in ventures  . . . . . . . .        328,929      330,185
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . .    (20,236,647) (19,664,338)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .     (1,039,022)  (1,039,022)
                                                                     ------------ ------------
                                                                      (21,274,669) (20,702,360)
                                                                     ------------ ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . .    326,224,167  326,224,167
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . .   (457,416,797)(458,202,076)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .    (29,974,889) (29,974,889)
                                                                     ------------ ------------
                                                                     (161,167,519)(161,952,798)
                                                                     ------------ ------------
        Total partners' deficits . . . . . . . . . . . . . . . . .   (182,442,188)(182,655,158)
                                                                     ------------ ------------
Commitments and contingencies (notes 2, 3 and 7)
                                                                     $335,117,716  374,787,300
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

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)
                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------
Income:
  Rental income. . . . . . . . . . . . .    $14,671,145   22,446,906    48,605,544  67,427,966
  Interest income. . . . . . . . . . . .        230,490      112,069       626,048     334,664
                                            -----------   ----------    ---------- -----------
                                             14,901,635   22,558,975    49,231,592  67,762,630
                                            -----------   ----------    ---------- -----------
Expenses:
  Mortgage and other interest. . . . . .     10,035,107   13,982,900    29,833,796  41,959,064
  Depreciation . . . . . . . . . . . . .      3,399,098    4,712,808    10,355,491  14,262,970
  Property operating expenses. . . . . .     10,043,718   10,302,759    28,627,018  32,652,626
  Professional services. . . . . . . . .         56,001       68,592       444,859     590,580
  Amortization of deferred expenses. . .        310,297      340,678     1,158,809   1,001,390
  General and administrative . . . . . .        120,835       85,233       410,617     346,895
                                            -----------   ----------    ---------- -----------
                                             23,965,056   29,492,970    70,830,590  90,813,525
                                            -----------   ----------    ---------- -----------
        Operating loss . . . . . . . . .     (9,063,421)  (6,933,955)  (21,598,998)(23,050,895)
Partnership's share of gain (loss) from
  operations of unconsolidated
  ventures (notes 1, 2 and 6). . . . . .     (1,537,644)  (1,889,920)   (4,345,904) (5,809,670)
Venture partners' share of (earnings)
  loss from ventures' operations
  (note 2) . . . . . . . . . . . . . . .      2,704,581    1,196,786     5,094,872   1,996,041
                                            -----------   ----------    ---------- -----------
        Net operating loss . . . . . . .    (7,896,484)   (7,627,129)  (20,850,030)(26,864,524)
Gain on sale or disposition of
  investment properties, net of
   venture partners' share of
   $2,887,659 in 1994 (notes 3(e),
   3(f), 7(b), 7(c) and 7(d)). . . . . .          --           --       18,364,792   4,312,031
Gain on sale of interest in
  unconsolidated venture (note 2(d)) . .      1,702,082    7,898,727     1,702,082   7,898,727
                                            -----------   ----------    ---------- -----------
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)



                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30               SEPTEMBER 30
                                         ------------------------------------------------------
                                                1994         1993          1994        1993
                                            -----------   ----------   ----------- -----------
        Net earnings (loss) before extra-
          ordinary item. . . . . . . . .     (6,194,402)     271,598      (783,156)(14,653,766)
Extraordinary items (notes 3(d)
  and 3(k)). . . . . . . . . . . . . . .          --        (141,776)      996,126    (141,776)
                                            -----------   ----------    ---------- -----------
        Net earnings (loss). . . . . . .   $(6,194,402)      129,822       212,970 (14,795,542)
                                            ===========   ==========    ========== ===========

        Net earnings (loss) per
         limited partnership interest
         (note 1):
          Net operating loss . . . . . .    $    (20.70)      (20.00)       (54.67)     (70.43)
          Gain on sale or disposition
            of investment properties . .          --           --            49.66       11.66
          Gain on sale of interest
            in unconsolidated venture. .           4.60        21.35          4.60       21.35
          Extraordinary gain on early
            extinguishment of debt
            (notes 3(d) and 3(k)). . . .          --             .39          2.69         .38
                                            -----------   ----------    ---------- -----------
              Net earnings (loss). . . .    $    (16.10)        1.74          2.28      (37.04)
                                            ===========   ==========    ========== ===========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . .    $    --            --            --           --
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

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)

                                                                         1994          1993
                                                                     ------------  -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .   $    212,970  (14,795,542)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     10,355,491   14,262,970
    Amortization of deferred expenses. . . . . . . . . . . . . . .      1,158,809    1,001,390
    Amortization of discount on long-term debt . . . . . . . . . .         85,983       76,306
    Partnership's share of loss from operations
      of unconsolidated ventures . . . . . . . . . . . . . . . . .      4,345,904    5,809,670
    Venture partners' share of loss from ventures'
      operations and gain on disposition of
      investment property. . . . . . . . . . . . . . . . . . . . .     (5,094,872)  (1,996,041)
    Long-term debt - deferred accrued interest . . . . . . . . . .      8,079,317   11,954,600
    Gain on sale or disposition of investment properties . . . . .    (18,364,792)  (4,458,784)
    Gain on sale of interest in unconsolidated venture . . . . . .     (1,702,082)  (7,898,727)
    Extraordinary items. . . . . . . . . . . . . . . . . . . . . .       (996,126)     141,776
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . .          --         (55,881)
    Rents and other receivables. . . . . . . . . . . . . . . . . .      2,697,527     (316,984)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .        (78,163)    (296,068)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . .     (1,404,672)    (616,652)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .         12,127      542,113
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        510,683      897,504
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . .       (295,945)     300,006
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .        421,806     (346,130)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        205,507    1,671,484
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .       (833,488)     532,836
    Deferred management fees and lease commissions . . . . . . . .          --         612,744
    Tenant security deposits . . . . . . . . . . . . . . . . . . .       (296,124)     (36,901)
                                                                     ------------  -----------
        Net cash provided by (used in) operating
          activities . . . . . . . . . . . . . . . . . . . . . . .       (980,140)   6,985,689
                                                                     ------------  -----------
                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                    NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)

                                                                         1994          1993
                                                                     ------------  -----------

Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . .     (2,894,227)    (280,855)
  Additions to investment properties . . . . . . . . . . . . . . .     (1,192,364)  (1,934,061)
  Cash sales proceeds from sale of investment
    properties, net of selling expenses
    (notes 7(b), 7(c) and 7(d)). . . . . . . . . . . . . . . . . .     11,781,988    1,220,737
  Cash expended in disposition of investment
    property . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,014)       --
  Partnership's contributions to unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,000)    (983,541)
  Partnership's distribution from unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,702,082        --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       (405,256)  (1,545,423)
                                                                     ------------  -----------
        Net cash provided by (used in)
          investing activities . . . . . . . . . . . . . . . . . .      8,981,209   (3,523,143)
                                                                     ------------  -----------
Cash flows from financing activities:
  Proceeds from refinancing of long-term debt
    (note 3(k)). . . . . . . . . . . . . . . . . . . . . . . . . .          --           4,253
  Principal payments on long-term debt . . . . . . . . . . . . . .     (9,753,662)    (521,758)
  Ventures partners' contribution to venture . . . . . . . . . . .        705,010        --
                                                                     ------------  -----------
        Net cash used in financing activities. . . . . . . . . . .     (9,048,652)    (517,505)
                                                                     ------------  -----------
        Net increase in cash and cash equivalents. . . . . . . . .   $ (1,047,583)   2,945,041
                                                                     ============  ===========
                                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                    NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                     (UNAUDITED)

                                                                         1994          1993
                                                                     ------------  -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .   $ 29,411,990   27,223,613
                                                                     ============  ===========
  Non-cash investing and financing activities:
    Total sales price of investment property,
      net of selling expenses. . . . . . . . . . . . . . . . . . .   $ 11,781,988   18,479,297
    Balance due on long-term debt cancelled
      (notes 3(b), 3(e), 3(f) and 3(g)). . . . . . . . . . . . . .     41,351,685  (17,258,560)
    Reduction in land. . . . . . . . . . . . . . . . . . . . . . .     (6,066,254)       --
    Reduction in buildings and improvements. . . . . . . . . . . .    (39,956,697)       --
    Reduction in accumulated depreciation. . . . . . . . . . . . .     14,142,743        --
    Cash expended in disposition of investment
      property . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,014)       --
    Venture partners share of gain on disposition
      of investment property . . . . . . . . . . . . . . . . . . .     (2,887,659)       --
                                                                     ------------  -----------
        Gain on sale of investment property and
          extinguishment of debt . . . . . . . . . . . . . . . . .   $ 18,364,792    1,220,737
                                                                     ============  ===========
  Principal balance due on mortgages payable . . . . . . . . . . .   $  9,696,126        --
  Payment on long-term debt from sale of investment properties . .     (8,700,000)       --
                                                                     ------------  -----------
        Extraordinary items - non-cash gain recognized
          on forgiveness of indebtedness . . . . . . . . . . . . .   $    996,126        --
                                                                     ============  ===========
  Proceeds from refinancing of long-term debt
    (note 3(k)). . . . . . . . . . . . . . . . . . . . . . . . . .   $      --       7,455,000
  Payoff of long-term debt . . . . . . . . . . . . . . . . . . . .          --      (7,160,425)
  Prepayment penalty . . . . . . . . . . . . . . . . . . . . . . .          --        (141,776)
  Refinancing costs. . . . . . . . . . . . . . . . . . . . . . . .          --        (148,546)
                                                                     ------------  -----------
        Proceeds from refinancing of
          long-term debt . . . . . . . . . . . . . . . . . . . . .   $      --     $     4,253
                                                                     ============  ===========



                            See accompanying notes to consolidated financial statements.

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1994 AND 1993

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items is summarized as follows for the nine months ended September 30:

                          1994                   1993
               ----------------------------------------------
                GAAP BASIS   TAX BASIS  GAAP BASIS  TAX BASIS
                ----------   ---------  ----------  ---------
Net earnings
 (loss). . . .    $212,970     535,616 (14,795,542)(11,634,588)
Net earnings
 (loss) per
 limited
 partnership
 interest. . .    $   2.28        7.73      (37.04)    (29.36)
                  ========    ===============================

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


according to the classifications specified in the pronounce-ment. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $1,686,000 and none at September 30, 1994 and December 31, 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Certain amounts in the 1993 consolidated financial statements have been reclassified to conform with the 1994 presentation.

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

(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1994 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $152,831,130 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired, or parties which have contributed an interest in the property developed, or were subsequently admitted to the ventures, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


relating to the various ownership interests of the Partnership and its venture partners. During the nine months ended September 30, 1994, three of the ventures' properties produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

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

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded default notices previously received by JMB/NYC alleging defaults for failing to make capital contributions and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures if the first mortgage loan bore interest at a rate of 12.75% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. It was also agreed that during this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures will be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the Three Joint Ventures.

Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at June 30, 1994 is $48,522,601. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies. Based upon the Olympia & York affiliates' interpretation, interest expense for the Three Joint Ventures for the six months ended June 30, 1994 was $58,720,786. Based upon the amount of interest determined by JMB/NYC for the six months ended June 30, 1994, interest expense for the Three Joint Ventures was $41,873,661. The effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $16,847,125 (of which the Partnership's share is $1,958,478) for the six months ended June 30, 1994 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     During the fourth quarter of 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default.
JMB/NYC has been unable to determine if the Three Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, on June 30, 1994 the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan), to restructure certain terms of the existing mortgage loan. The proposed restructuring would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three months U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7%. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In conjunction with negotiations held prior to June 30, 1994, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     During 1992, the Olympia & York affiliates and certain other affiliates of O & Y reached an agreement with the City of New York to defer the payment of real estate taxes on properties in which O&Y affiliates have an ownership interest, including the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway buildings, whereby, payment of the July real estate taxes are made in six equal monthly installments from July through December and payment of the December real estate taxes are made in six equal installments from January through June. This agreement has been extended through December 1994. As of the date of this report, 237 Park Avenue and 1290 Avenue of the Americas are current in their payments to the City of New York. However, the August 1994 real estate tax installment payment related to the 2 Broadway building has not been paid and there is uncertainty regarding the remittance of future installment payments related to the building.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions, JMB/NYC may decide not to commit an additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia and York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related Joint Venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


have sufficient funds to repay, any of the Purchase Notes and
accrued interest thereon.   This could result in JMB/NYC no
longer having an interest in any of the related ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the JMB/NYC would then proceed to terminate its affairs.

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

     The O & Y affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15,000,000. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed above to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the O & Y affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the O & Y affiliates relating to the contract were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes and federal income tax purposes. Accordingly, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the O & Y affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, including accrued interest.

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

     Subsequent to the end of the quarter, JMB/NYC entered into a binding letter agreement with the Olympia & York affiliates to resolve certain disputes which are more fully discussed above. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve most all property management, leasing, sale (for any sale subsequent to 1998) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. The general terms for sale of the 2 Broadway Building and the restructure of the underlying loan are as outlined above. In order to facilitate the restructuring of JMB/NYC, the Olympia & York affiliates, and representatives of the mortgage lender have agreed to file for each of the three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filing's are expected to occur prior to the end of the year. The reorganization plans will essentially be the proposed transactions contained in the letter agreement. During the bankruptcy proceedings there exists a possibility that one or more of plans could be challenged by certain creditors resulting in elimination or changes to all or portions of the letter agreement transactions by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the letter agreement will be finalized. If the transactions contemplated in the letter agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing.

     The properties are being managed by an affiliate of the Olympia & York affiliates. An affiliate of the Olympia & York affiliates performs certain maintenance and repair work and construction of certain tenant improvements at the investment properties. Additionally, the Olympia & York affiliates have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.

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

     The joint venture agreement provides that, in general, from 1985 through 1989, the Partnership was entitled to a guaranteed return of annual cash flow of $3,600,000 increasing to $4,800,000. The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner has loaned approximately $13,398,000 through September 30, 1994 to fund its required obligation. The loan accrues interest at the contract rate based on the joint venture partner's line of credit. The line of credit bears interest at a floating rate (currently averaging 6.06% per annum at September 30, 1994). The loan is to be repaid from future available cash flow (as defined). In addition, the Partnership and the joint venture partner were obligated to contribute equally to tenant improvement and other capital costs beginning in 1990. Commencing January 1, 1992, the Partnership and the venture partner are required to equally fund all cash deficits of the property. Annual cash flow (as defined), after repayment to the joint venture partner of operating deficit loans and funding requirements, is to be allocated equally between the Partnership and joint venture partner. In March 1994, the venture partner and the Partnership each contributed $424,980 for the payment of previously deferred management fees.

     Operating profits and losses of the joint venture are 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provides that, in general, upon any sale or refinancing of the complex, the first $60,000,000, after repayment of the joint venture loans, of net proceeds will be distributed equally between the Partnership and the joint venture partner. The Partnership will then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at September 30, 1994 is $12,000,000). The Partnership will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which has been paid or is payable to the developer on its $20,000,000 purchase price note. The joint venture partner will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the $20,000,000 purchase price note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. Reference is made to Note 3(h) for a discussion of the modification of the mortgage loan (effective March 1, 1992) for the property.

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

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV was also entitled to receive up to an additional $4,300,000 based upon certain events (as defined all of which was earned and received as of September 1994). Upon receipt, OOUV distributed the $4,300,000 to the respective partners, based upon their pre-contribution percentage interests. OOUV still may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

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

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, the distribution to OOUV of $4,300,000 and the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000 as discussed above and distributed to each of the respective partners their fifty percent share ($1,702,082) of such amount. The Partnership has recognized a gain of $1,702,082 for financial reporting purposes in September 1994 and expects to recognize a gain for Federal income tax reporting purposes in 1994. Upon receipt of all or a portion of the remaining contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amounts will be received.


(3)  LONG-TERM DEBT MODIFICATIONS AND REFINANCINGS

     (a)  General

     As described below and in response to operating deficits incurred at certain properties, the Partnership or its ventures are seeking and/or have

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


received mortgage note modifications on certain properties. Certain of the modifications received have expired and others expire on various dates commencing November 1996. In addition, certain properties have loans with scheduled maturities commencing November 1994. Upon expiration of such modifications or at maturity, should the Partnership or its ventures be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may decide not to commit any significant additional amounts to these properties. This generally would result in the Partnership no longer having an ownership interest in such properties and may result in a gain for financial reporting purposes and Federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

     (b)  Rio Cancion Apartments

     The mortgage note secured by the Rio Cancion apartments located in Tucson, Arizona and related deferred interest was satisfied on March 31, 1993 upon sale of the property (see note 7(b)). The first mortgage loan was modified in 1987 and 1989 to lower interest payable. During 1992, the Partnership reached an agreement for an additional modification to the first mortgage loan whereby on January 1, 1993, the contract rate of 12.25% per annum and the pay rate of 10.25% per annum was permanently lowered to 10%. The additional modification also extended the maturity date to January 1, 1997. In return, the lender was entitled to, as additional interest, a minority residual participation of 25% of net sales proceeds (as defined) after the Partnership recovered its investment (as defined). The lender received approximately $317,000 as its 25% minority residual participation upon sale of the property in March, 1993 as discussed in note 7(b).

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

     (d)  Eastridge Apartments

     In August 1990, the Partnership reached an agreement to remodify the mortgage note effective July 1, 1989 to lower both the contract rate (as defined) and interest payment rates for a thirty-six month period. The difference between the contract rate and the interest paid was deferred and bore interest when added to the outstanding principal balance of the note on July 1, 1992. Thereafter, monthly installments, payable at 10.34% per annum, of principal and interest were due (amortized on a 30 year term) until maturity of the loan
in March 1995.    The Partnership subsequently reached an
agreement for another modification on the existing loan. The remodification extended the maturity date to May 1, 1998 and adjusted the contract rate to 8% per annum. The remodification became effective May 1, 1993 and the Partnership was required to submit equal payments of principal and interest (amortized over approximately 22 years) until maturity when all outstanding principal and interest would be due. The remodification established release prices for the mortgage obligation (as defined), upon execution until May 1, 1995.

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

     (h)  Copley Place

     The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993 and, at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and, at that time, further reduced it to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance on the loan, including the difference between deferred interest and interest paid at the applicable pay rate, (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. All outstanding principal, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (if any, as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined).

Any cash flow from the property, after all capital and leasing expenditures, will be escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993. This cash flow has been escrowed for future potential leasing requirements as set forth in the loan modification. The property has experienced a significant loss of rental income in 1994 due to the expiration of a major tenant's lease.
Based on this fact, the joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such additional modification will be consummated. If the joint venture is unable to secure such remodification, it may decide not to commit any significant additional amounts to the property. This would result in the joint venture no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing the recently vacated space.

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

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In November 1993, the Partnership reached an agreement with the current lender to further modify the existing long-term non-recourse mortgage note secured by the property.
Under the terms of the remodification, the existing mortgage balance was divided into two notes. The first note of $22,000,000 bears a contract interest rate of 8% per annum for the period retroactive from January 1, 1993 through December 31, 1994, increasing to 8.5% per annum for the period from January 1, 1995 through April 1, 1998. Interest only is payable on the first note at 5.75% per annum for the period retroactive to January 1, 1993 through December 31, 1993, at 8% per annum from January 1, 1994 through December 31, 1994 and at 8.5% per annum from January 1, 1995 through April 1, 1998. The difference between the contract rate and the pay rate was added to the principal balance. The second note, consisting of the remaining unpaid principal and accrued interest in the aggregate amount of approximately $18,526,000, has a zero pay and accrual rate and is due and payable April 1, 1998. All excess cash flow above debt service on the first note is to be applied first against accrued interest on the first note and then as contingent interest on the second note (as defined).

     (j)  Marshall's Aurora Plaza

     The long-term note secured by the Marshall's Aurora Plaza shopping center located in Aurora, Colorado reached its scheduled maturity in June 1993. The Partnership had continued remitting debt service under the original terms of the loans until January 1994, when the Partnership reached an agreement with the current lender to modify and extend the existing long-term note. The modification, which became effective in November 1993, lowered the pay and accrual rates from 12.75% per annum to 8.375% per annum and extended the loan for a three year period to November 1, 1996. Concurrent with the closing of the modification, the Partnership paid down the existing mortgage balance in the amount of $250,000.

     (k)  Carrollwood Apartments

     In September 1993, the venture refinanced with a third party lender the existing underlying mortgage loan with a balance of approximately $7,200,000 payable at 12 3/4% per annum due in 1995. The new loan is in the amount of $7,455,000. The loan is payable in monthly installments of principal and interest and bears interest at 7.45% per annum for a five year period until maturity. The venture paid a prepayment penalty relating to the original mortgage of approximately $143,200 in connection with the refinancing.
The Partnership recognized its share of approximately $141,700 as an extraordinary loss for financial reporting purposes in 1993. In addition, the venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture plus interest. As of the date of this report, the escrow account is approximately $118,000 and no amounts have been withdrawn.

     (l)  Long Beach Plaza

     The long-term mortgage note, secured by Long Beach Plaza, matured in June 1994. The Partnership has initiated and continues to hold discussions with the first mortgage lender regarding a modification and extension of the mortgage loan. There can be no assurance that any modification agreement will be executed. If the Partnership is unable to secure such modification and extension, it may decide not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The Partnership has not remitted all

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of the scheduled debt service payments since June 1993. The combined balances of the mortgage note and related accrued interest of approximately $38,738,000 are in arrears at September 30, 1994 and are classified as current liabilities in the accompanying consolidated financial statements.

     (m)  Plaza Tower

     The long-term mortgage note, secured by the Plaza Tower office building, matured on November 1, 1994. The Partnership and the mortgage lender have reached an agreement in principle to extend the existing mortgage note for a period of four months. Accordingly, the Partnership has continued to remit debt service under the existing loan terms. In addition, the Partnership has submitted an application to refinance the mortgage loan with another third-party lender. However, there can be no assurance that the Partnership will be able to secure such refinancing.

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

     The Long Beach Plaza in Long Beach, California, Copley Place in Boston, Massachusetts, Plaza Tower office building in Knoxville, Tennessee, Greenwood Creek II Apartments in Benbrook, Texas, (prior to its sale in April 1993), Rio Cancion Apartments in Tucson, Arizona, (prior to its sale in March 1993), Eastridge Apartments in Tucson, Arizona, (prior to its sale in June 1994), University Park office building in Sacramento, California (prior to transferring title to the lender in January 1994), 1001 Fourth Avenue Plaza office building in Seattle, Washington (prior to transferring title to the lender in November 1993), Sherry Lane Place office building in Dallas, Texas, and Gables Corporate Plaza in Coral Gables, Florida (prior to the lender appointing a receiver in May 1993), are or were managed by an affiliate of the Corporate General Partner for a fee equal to a percentage of defined gross income from the property.


(5)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partner. In October 1994, one of the affiliated property managers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the management personnel of the property manager will become management personnel of the purchaser or its affiliates if the sale is completed. The sale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of Plaza Tower and Sherry Lane on the same terms that existed prior to the sale. In addition, in December 1994, the affiliated manager that is to be sold is expected to assume the management duties at Glades Apartments for the same fees as with the former manager.

     Fees, commissions and other expenses required to be paid by the Partnership or the Partnership's consolidated ventures to the General Partners and their affiliates as of September 30, 1994 and for the nine months ended September 30, 1994 and 1993 are as follows:

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                   Unpaid at
                                                 September 30,
                          1994        1993           1994
                       ----------   ---------    -------------
Property manage-
 ment and leasing
 fees. . . . . . . . . .$2,022,357  2,801,094     12,818,640
Insurance commissions. .   56,710     223,255          --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . .    1,736      34,077            264
                       ----------   ---------     ----------
                       $2,080,803   3,058,426     12,818,904
                       ==========   =========     ==========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($12,818,640 approximately $35 per $1,000 interest at September 30, 1994) has been deferred. All property management fees and leasing fees are being paid currently.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries of employees and direct expenses of officers and employees of the Corporate General Partner relating to the administration of the Partnership and operation of the properties. Such costs were $179,093 and $112,063 for December 31, 1993 and September 30, 1994, respectively, of which $108,202 of the costs were unpaid as of September 30, 1994.

     Effective January 1, 1994, certain officers and directors of the Corporate General Partner acquired interests in a company which, among other things, has provided and continues to provide certain property management services to certain of the investment properties of the Partnership. Such acquisition had no effect on the fees payable by the Partnership or its consolidated ventures under any existing agreements with such company. The fees earned by such company from the Partnership and its consolidated ventures for the nine months ending September 30, 1994 were $50,113.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC venture for the nine months ended September 30, 1994 and 1993 is as follows:

                                      1994            1993
                                  ------------     -----------
  Total income from
    properties
    (unconsolidated) . . .        $117,625,535     127,902,357
                                  ============     ===========
  Operating loss of
    ventures . . . . . . .        $ 17,369,731      20,884,687
                                  ============     ===========
  Partnership's share
    of loss. . . . . . . .        $  4,342,433       5,221,172
                                  ============     ===========
        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

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

The gain associated with this Parcel, approximately $543,000, will be recognized when the closing occurs (currently estimated to be in mid 1995). There can be no assurance that the sale of this Parcel will be consummated on these or any other terms.

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


(8) ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1993 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993 (see note 1).
PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated
Financial Statements contained in this report.

     At September 30, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $4,315,000. Such funds and short-term investments of approximately $25,990,000 are available for distributions to partners, leasing and capital improvement costs and/or operating deficits at Long Beach Plaza, Marshall's Aurora Plaza, and the Plaza Tower Office Building, for funding requirements at Copley Place for its share of management fees, for working capital requirements, including potential future operating deficits, and for significant leasing and tenant improvement costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $7,266,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1994 is currently budgeted to be approximately $6,490,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments as well as the cash and short-term investments currently held by the Partnership and its ventures. Due to impending maturities of long-term debt and other operational constraints as discussed below, only certain of the Partnership investment properties would be considered a significant source of future liquidity. The Partnership's and its ventures' mortgage obligations are generally non-recourse and therefore, the Partnership and its ventures generally are not personally obligated to pay such mortgage indebtedness.

     Many of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in the operating deficits described above.

     As described more fully below and/or in Note 3, the Partnership has received (certain of which have expired and others of which expire at various dates commencing November,
1996) or is negotiating mortgage note modifications or refinancing on the Sherry Lane Place office building, Glades Apartments, Long Beach Plaza, Carrollwood Apartments, Marshall's Aurora Plaza, Plaza Tower office building and Copley Place multi-use complex. The Partnership was unsuccessful in its efforts to obtain modifications of the loans secured by the 1001 Fourth Avenue office building, University Park office building and the Gables Corporate Plaza, as further discussed below and in Note 3. The Partnership has not remitted the required debt service payments pursuant to the loan agreement on the Long Beach Plaza which matured in June 1994. The corresponding balance of its mortgage note and related deferred accrued interest thereon has been classified as a current liability in the accompanying Consolidated Financial Statements. In January 1994, the Partnership or its venture transferred title to Gables Corporate Plaza and to the University Park office buildings to their respective lenders and the related mortgage loans were fully discharged by each. (Reference is made to Notes 3(f) and (e)). In April 1994, the Partnership exercised its option to fully satisfy its obligation with respect to the Eastridge Apartment mortgage loan at the previously agreed upon release price. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000, which was paid out of the Partnership's cash and cash equivalents and proceeds from the sale and maturity of short term investments. (See Notes 3(d) and 7(d)). In October 1994, the Partnership submitted an application with a third-party mortgage lender, to refinance the Plaza Tower office building. The existing mortgage lender has agreed, in principle, to a four month extension of the loan which came due on November 1, 1994. For those investment properties where modifications are being sought, or with expired modifications or short-term modifications, if the Partnership is unable to secure new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits. This could result in the Partnership no longer having an ownership interest in such properties and could result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Such decisions would be made on a property-by-property basis.

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

     Commencing January 1, 1992, cash deficits and funding requirements are allocated equally between the Partnership and the joint venture partner. The joint venture has obtained a modification of the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993, and at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and at that time further reduced to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance of the loan, including the difference between deferred interest and interest paid at the applicable pay rate (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. The outstanding principal balance, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all capital and leasing expenditures, will be escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993, which has been escrowed for future potential leasing requirements as set forth in the current loan modification.

     In 1994, the property has experienced a significant loss in rental income in connection with the expiration of the IBM lease (279,432 square feet in April 1994) representing 23% of the leasable office space in the aggregate. Although the structure of the modification of the first mortgage loan took into account the potential downsizing of IBM, it was originally anticipated that IBM would renew approximately
80,000 square feet. However, IBM has renewed only 8,398 square feet. In addition, the John Hancock Property and Casualty Co. (which leased 97,180 square feet representing
11.5% of the leasable office space) vacated their space upon the expiration of their lease in October 1994. Therefore, the property's operations will be insufficient to pay the modified debt service. The joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such remodification will be consummated. If the joint venture is unable to secure such remodification, the joint venture may decide not to commit any significant additional amounts to the property. This could result in the joint venture no longer having an ownership interest in the property, which would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing IBM's and John Hancock's vacant space and currently has numerous prospective replacements for the space, although replacement cannot be assured. The joint venture partners decided to pay previously deferred property management fees owed to an affiliate for 1993 and to end the deferment of any subsequent fees incurred. As a result, the venture partners have made contributions of $705,010 as of September 30, 1994 and will continue to make capital contributions for the payment of the above mentioned fees. As of September 30, 1994 the aggregate amount of such deferred management fees was approximately $619,000.

     Old Orchard

     On September 2, 1993, effective August 30, 1993, Orchard Associates, in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each had a 50% interest, sold its interest in the Old Orchard Shopping Center. At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV has received an additional $4,300,000 as a result of certain events (as defined) and still may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined). In September 1994, the Partnership has received its share ($1,702,082) of the $4,300,000. The Partnership is currently retaining its share of the net proceeds from the sale for working capital purposes.
Reference is made to Note 2(d).

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

     Occupancy at 1290 Avenue of the Americas remained at 91%.

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

     JMB/NYC has had a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia & York Developments, Ltd. (hereinafter sometimes referred to as "O&Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2(b). Under JMB/NYC's interpretation of the calculation of the effective rate of interest payable, only 2 Broadway operated at a deficit for the six months ended June 30, 1994. During the first quarter of 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Joint Ventures if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level amount. It was also agreed that during this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation after the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related Joint Venture). The failure to repay a Purchase Note could, under certain circumstances, constitute a default that would permit an immediate acceleration of the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a sales contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase notes will be re-allocated and will be payable out of JMB/NYC's share of distributable sale proceeds from the other two Joint Ventures. In addition, as discussed more fully in
Note 2(b), under certain circumstances, JMB/NYC may be required to make additional capital contributions to the Joint Ventures in order to fund a deficit restoration obligation associated with a deficit balance in its capital account, and the Partnership could be required bear a share of such capital contributions obligation.

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

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed below to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, and if discussions with the Olympia & York affiliates relating to the contract were finalized to allocate the unpaid first mortgage indebtedness currently allocated to 2 Broadway to 237 Park and 1290 Avenue of the Americas after completion of the sale, then the 2 Broadway Joint Ventures would incur a significant loss for financial reporting purposes. Accordingly, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes including accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including accrued interest.

     There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's Joint Venture Partners might become unable or unwilling to fulfill their financial or other obligations or that such Joint Venture Partners may have economic or business interest or goals, that are inconsistent with those of the Partnership. O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Joint Ventures and JMB/NYC or to negotiate a restructuring of the Joint Venture agreements, or otherwise reach an understanding with JMB/NYC regarding any funding obligation of JMB/NYC. However, the financial difficulties of Olympia & York and its affiliates may be adversely affecting the Three Joint Ventures' efforts to restructure the mortgage loan and to re-lease vacant space in the buildings.

     During the fourth quarter 1992, the Joint Ventures received a notice from the first mortgage lender alleging a default for failure to meet certain reporting requirements of the Olympia & York affiliates contained in the first mortgage loan documents. No monetary default has been alleged. The Olympia & York affiliates have responded to the lender that the Joint Ventures are not in default. JMB/NYC is unable to determine if the Joint Ventures are in default. There have not been any further notices from the first mortgage lender. However, on June 30, 1994 the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The proposed restructuring would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three months U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In conjunction with negotiations held prior to June 30, 1994, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     Subsequent to the end of the quarter, JMB/NYC entered into a binding letter agreement with the Olympia & York affiliates to resolve certain disputes which are more fully discussed above. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve most all property management, leasing, sale (for any sale subsequent to 1998) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. The general terms for sale of the 2 Broadway Building and the restructure of the underlying loan are as outlined above. In order to facilitate the restructuring of JMB/NYC, the Olympia & York affiliates, and representatives of the mortgage lender have agreed to file for each of the three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filing's are expected to occur prior to the end of the year. The reorganization plans will essentially be the proposed transactions contained in the letter agreement. During the bankruptcy proceedings there exists a possibility that one or more of plans could be challenged by certain creditors resulting in elimination or changes to all or portions of the letter agreement transactions by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the letter agreement will be finalized. If the transactions contemplated in the letter agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing.

     Long Beach Plaza

     In March 1993, the Partnership completed a settlement of its litigation with Australian Ventures, Inc. ("AVI") involving a long-term ground and improvement lease for approximately 144,000 square feet at the shopping center. Under the terms of the settlement, AVI paid the Partnership $550,000, and the parties terminated the ground and improvement lease. As a result, the gross leasable area owned by the Partnership increased by 144,000 square feet. In addition, both parties dismissed their respective claims in the lawsuit with prejudice. The Partnership has paid the $550,000 received from AVI to the mortgage lender for the property as scheduled debt service due for April and part of May 1993 on the loan secured by the property. The Partnership is seeking a replacement tenant for the vacated space. In January 1994, the Partnership received a letter of intent from Ross Dress for Less to lease approximately 27,200 square feet of the first floor of the vacated Buffum's building. In addition, Gold's Gym has offered to lease approximately 34,000 square feet of the third floor of the vacated Buffum's building and relocate from its current 9,813 square foot space on Pine Avenue. The Partnership has several prospects for the smaller Gold's Gym space. There can be no assurance these leases will be consummated. The Partnership had discussions with several tenants regarding their requests for temporary rent relief commencing in 1992. The tenants indicated that, due to the poor sales levels of their stores at the mall, such relief was necessary if they were to continue to operate. After review of those tenants requesting relief, the Partnership decided to grant temporary relief (approximately 50% of their minimum rent) to certain tenants through December 31, 1992. The Partnership had re-evaluated each tenant's sales level and financial situation for 1993. Additional relief was granted for 1993 and has been granted in 1994. As a result of the foregoing, the Partnership has initiated and continues to hold discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property which matured in June 1994. Due to declining retail sales at the center along with one of the center's anchor tenants vacating its space in 1991, the Partnership has not remitted all of the scheduled debt service payments since June 1993. There can be no assurance that such modification will be consummated (reference is made to Note 3(l)).

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

     Plaza Tower Office Building

     The mortgage loan on the Plaza Tower office building, which has an outstanding principal balance at September 30, 1994 of approximately $17,800,000, matured on November 1, 1994. The Partnership has an agreement in principle for a short term loan extension and has submitted an application (with a $50,000 application fee) with a third-party mortgage lender for a refinancing of the mortgage loan (see note 3(m)).

However, there can be no assurance that an extension and/or refinancing can be obtained. As of September 30, 1994, approximately 51,000 square feet of leased space expired, all of which has been renewed or re-leased.

     General

     The affiliates of the Corporate General Partner have deferred certain pre-1993 property management and leasing fees payable to them under the terms of the management agreements in an aggregate amount of approximately $12,818,000 (approximately $35 per interest) through September 30, 1994. The amounts do not bear interest and are payable in future periods. All property management fees and leasing fees are being paid currently. Reference is made to Note 5.

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

RESULTS OF OPERATIONS

     The net increase in cash and cash equivalents and short-term investments is due to a $1,702,082 cash distribution from Orchard Associates and cash proceeds related to the sale of the Eastridge Apartments (see note 7(d)). The corresponding decrease in amounts due to affiliates and the increase in escrow deposits are due primarily to (a) funding of the capital improvement escrow of approximately $1,635,000 pursuant to the terms of the Copley Place loan modification as more fully described in Note 3(h) and to (b) the payment of approximately $850,000 of previously deferred management fees and accrued interest of approximately $2,747,000 related to the deficit loans at the Copley Place multi-use complex. As of the date of this report, no amounts have been withdrawn from the capital improvement escrow.

     The decreases in rents and other receivables, land and leasehold interest, buildings and improvements, accumulated depreciation, deferred expenses, current portion of long-term debt, tenant security deposits, unearned rents and long-term debt less current portion at September 30, 1994 as compared to December 31, 1993 and the corresponding decreases in rental income, mortgage and other interest, depreciation and property operating expenses for the three and nine months ended September 30, 1994 as compared to September 30, 1993 are due primarily to the lender taking title to the Gables Corporate Plaza and University Park office buildings and to the sale of the Eastridge Apartments in 1994, and to the sales of the Rio Cancion and Greenwood Creek II apartments and to the lender taking title to the 1001 Fourth Avenue office building in 1993. The decrease in rental income is also attributable to the expiration of the IBM lease at Copley Place multi-use complex. Reference is made to Notes 3(c), 3(e), 3(f), 3(g), 7(b), 7(c) and 7(d), respectively.

     The increase in venture partners' deficits in ventures at September 30, 1994 as compared to December 31, 1993 and the corresponding increase in venture partner's share of losses from ventures operations for the nine months ended
September 30, 1994 as compared to September 30,
1993 is due primarily to the venture partner's share of losses incurred at Copley Place multi-use complex (see note 3(h)) offset by the venture partner's realization of its share of gain on the disposition of the Gables Corporate Plaza office building in January 1994 (as more fully discussed in Note 3(f)) and the contribution of its share of funds used for the payment of deferred management fees at Copley Place in 1994.

     The increase in accrued real estate taxes at September
30, 1994 as compared to December 31, 1993 is due primarily to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increase in interest income for the three and nine months ended September 30, 1994 as compared to September 30, 1993 is due primarily to higher average balances of investments in U.S. Government Obligations and as a result of the investment of proceeds retained from the sale of the Old Orchard Shopping Center in September 1993 (see Note 2(d)) as well as higher interest rates earned.

     The decrease in the Partnership's share of loss from unconsolidated ventures for the three and nine months ended September 30, 1994 as compared to September 30, 1993 is due primarily to the sale of the Partnership's interest in the Old Orchard shopping center in September 1993 (as more fully discussed in Note 2(d)). The decrease is also attributable to JMB/NYC recording a $192,627,560 provision for value impairment at 2 Broadway at December 31, 1993, which reduced the subsequent depreciation expense related to that investment property.

     The net gain of $18,364,792 on sale or disposition of investment property for the nine months ended September 30, 1994 consists of a gain of $5,676,413 on the transfer of the University Park office building, a gain (net of the venture partner's share) of $7,677,508 on the transfer of Gables Corporate Plaza office building, and a gain of $5,010,871 related to the sale of the Eastridge Apartments (as more fully discussed in Notes 3(e), 3(f), and 7(d)).

     The net gain of $4,312,031 on sale or disposition of investment property for the nine months ended September 30, 1993 consists primarily of a gain of $2,524,958 from the sale of the Rio Cancion apartments and a gain of $1,787,073 from the transfer of the Greenwood Creek Apartments (as more fully discussed in Notes 7(b) and (c)).

     The extraordinary item of $996,126 for the nine months ended September 30, 1994 is due to the discounted payoff of the mortgage note which secured the Eastridge Apartments (see
Note 3(d)).




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(b) (tenth paragraph), and 3(l) and 3(m) of the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of defaults (or alleged defaults) under, and/or current attempts to obtain refinancing, modification or extension of, mortgage loans secured by the 237 Park Avenue, 1290 Avenue of the Americas, and 2 Broadway office buildings, the Plaza Tower office building, and Long Beach Plaza, which discussions are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.
                                                            1993                           1994
                                                -----------------------------  --------------------------------------------------
                                                     At     At     At     At      At     At     At      At
                                                    3/31   6/30   9/30  12/31    3/31   6/30   9/30   12/31
                                                    ----   ----   ----  -----    ----   ----   ----   -----
 1. Greenwood Creek II Apartments
     Benbrook (Forth Worth), Texas . . . . . . .     93%    N/A    N/A    N/A     N/A    N/A    N/A
 2. Marshall's Aurora Plaza
     shopping center
     Aurora (Denver), Colorado . . . . . . . . .     90%    91%    88%    91%     89%    89%    89%
 3. Carrollwood Station Apartments
     Tampa, Florida. . . . . . . . . . . . . . .     94%    95%    96%    98%     98%    97%    98%
 4. Long Beach Plaza shopping center
     Long Beach, California (A). . . . . . . . .     64%    60%    60%    60%     57%    54%    51%
 5. The Glades Apartments
     Jacksonville, Florida . . . . . . . . . . .     94%    93%    98%    96%     94%    96%    97%
 6. Gables Corporate Plaza
     office building
     Coral Gables, . . . . . . . . . . . . . . .     85%    83%    83%    83%     N/A    N/A    N/A
 7. Sherry Lane Place
     office building
     Dallas, Texas . . . . . . . . . . . . . . .     93%    90%    95%    96%     98%    97%    96%
 8. Eastridge Apartments
     Tucson, Arizona . . . . . . . . . . . . . .     96%    89%    95%    95%     97%    N/A    N/A
 9. Copley Place multi-use complex
      Boston, Massachusetts. . . . . . . . . . .     87%    94%    94%    93%     93%    75%    78%
10. Old Orchard Shopping Center
     Skokie (Chicago), Illinois. . . . . . . . .     62%    53%    N/A    N/A     N/A    N/A    N/A
11. 1001 Fourth Avenue Plaza
     office building
     Seattle, Washington . . . . . . . . . . . .     95%    92%    69%    N/A     N/A    N/A    N/A
12. Plaza Tower office building
     Knoxville, Tennessee. . . . . . . . . . . .     91%    92%    92%    91%     91%    91%    91%
13. University Park office building
     Sacramento, California (B). . . . . . . . .     98%    52%    65%    65%     N/A    N/A    N/A
14. 237 Park Avenue Building
     New York, New York. . . . . . . . . . . . .    100%    99%    99%    98%     98%    98%    98%
15. 1290 Avenue of the Americas
     Building
     New York, New York. . . . . . . . . . . . .     97%    95%    95%    98%     90%    91%    91%
16. 2 Broadway Building
     New York, New York (C). . . . . . . . . . .     59%    59%    29%    30%     30%    19%    19%

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

       4-B.   Documents relating to the mortgage loan secured
by the Copley Place multi-use complex, in Boston
Massachusetts, are also hereby incorporated herein by reference to Post-Effective Amendment No. 2 in the Partnership's Registration Statement on Form S-11 (File No. 2-
81125) dated June 9, 1983.

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

       10-C. Documents relating to the sale by the Partnership of an interest in the Allied Automotive Center, in Southfield, Michigan, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-
12791) for October 10, 1990, dated October 30, 1990.

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

       10-F.  Agreement of Limited Partnership of Carlyle -
XIII Associates L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1993 on Form 10-Q (File
No. 0-12791) dated May 14, 1993.

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

       27. Financial Data Schedule of the Partnership for the period ended September 30, 1994 is filed herewith.

       Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b) (4) (iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

       (b) The following report on Form 8-K has been filed for the quarter covered by this report.

       (1) The Partnership's Report on Form 8-K (File No. 0-12791) for August 12, 1994 (describing the sale of the Eastridge Apartments) was filed. The Report was dated August 12, 1994. No financial statements were required to be filed with such report.

                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

             BY:   JMB Realty Corporation
                   (Corporate General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 10, 1994


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull,Principal Accounting Officer
                   Date:November 10, 1994