Form 10-Q/A
period 1994-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1994-11-30
CIK 711604

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549



                                      FORM 10Q\A

                                    AMENDMENT NO. 1



                   Filed pursuant to Section 12, 13, or 15(d) of the
                            Securities Exchange Act of 1934



                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following sections of its Report for September 30, 1994 on Form 10-Q as set forth in the pages attached hereto:

                            PART I.  FINANCIAL INFORMATION
                             ITEM 1.  FINANCIAL STATEMENTS

                                   Pages 3 through 9

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Pages 10 through 29


                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  Pages 30 through 39



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII

                                  BY:    JMB Realty Corporation
                                         (Corporate General Partner)




                                   By:    C. Scott Nelson, Vice President
                                          Accounting Officer





Dated:  November 29, 1994

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

                                                                           (UNAUDITED)

                                                                             ASSETS
                                                                             ------

                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1994              1993
                                                                                                   ------------       -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  4,314,569         5,362,152
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,990,128        23,095,901
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             538,800           538,800
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,013,832         3,711,359
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             475,272           397,109
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,323,554         3,918,882
                                                                                                   ------------      ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          37,656,155        37,024,203
                                                                                                   ------------      ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,935,808        27,002,062
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         408,436,794       447,201,128
                                                                                                   ------------      ------------
                                                                                                    429,372,602       474,203,190
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         146,127,699       149,914,951
                                                                                                   ------------      ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         283,244,903       324,288,239
                                                                                                   ------------      ------------
Investment in unconsolidated venture,
  at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,453,210         2,446,681
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,229,485         5,983,034
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             475,162           487,289
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .           6,058,801         4,557,854
                                                                                                   ------------      ------------
                                                                                                   $335,117,716       374,787,300
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

                                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                      -----------------------------------------------------

                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1994              1993
                                                                                                   ------------       -----------
Current liabilities:
  Current portion of long-term debt (note 3). . . . . . . . . . . . . . . . . . . . . . . .        $ 52,119,139        94,086,630
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,907,842         2,397,159
  Amounts due to affiliates (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,060,971        14,894,459
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             474,292           770,237
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,012,969         8,591,163
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,269,986         2,064,479
                                                                                                   -------------     ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,845,199       122,804,127
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             583,932           880,056
Investment in unconsolidated venture, at equity
  (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          76,888,626        72,546,193
Long-term debt, less current portion (note 3) . . . . . . . . . . . . . . . . . . . . . . .         358,913,218       360,881,897
                                                                                                   ------------      ------------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         517,230,975       557,112,273
Venture partners' subordinated equity in ventures . . . . . . . . . . . . . . . . . . . . .             328,929           330,185
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,000             1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,236,647)      (19,664,338)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,039,022)       (1,039,022)
                                                                                                   ------------      ------------
                                                                                                    (21,274,669)      (20,702,360)
                                                                                                   ------------      ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . . . . .         326,224,167       326,224,167
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (457,416,797)     (458,202,076)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (29,974,889)      (29,974,889)
                                                                                                   ------------      ------------
                                                                                                   (161,167,519)     (161,952,798)
                                                                                                   ------------      ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (182,442,188)     (182,655,158)
                                                                                                   ------------      ------------
Commitments and contingencies (notes 2, 3 and 7)
                                                                                                   $335,117,716       374,787,300
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

                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                           (UNAUDITED)
                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                                   ---------------------------        ---------------------------
                                                                     1994              1993              1994             1993
                                                                 -----------        ----------       -----------      -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . .          $14,671,145        22,446,906        48,605,544       67,427,966
  Interest income . . . . . . . . . . . . . . . . . . .              230,490           112,069           626,048          334,664
                                                                 -----------        ----------        ----------      -----------
                                                                  14,901,635        22,558,975        49,231,592       67,762,630
                                                                 -----------        ----------        ----------      -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . .           10,035,107        13,982,900        29,833,796       41,959,064
  Depreciation. . . . . . . . . . . . . . . . . . . . .            3,399,098         4,712,808        10,355,491       14,262,970
  Property operating expenses . . . . . . . . . . . . .           10,043,718        10,302,759        28,627,018       32,652,626
  Professional services . . . . . . . . . . . . . . . .               56,001            68,592           444,859          590,580
  Amortization of deferred expenses . . . . . . . . . .              310,297           340,678         1,158,809        1,001,390
  General and administrative. . . . . . . . . . . . . .              120,835            85,233           410,617          346,895
                                                                 -----------        ----------        ----------      -----------
                                                                  23,965,056        29,492,970        70,830,590       90,813,525
                                                                 -----------        ----------        ----------      -----------
        Operating loss. . . . . . . . . . . . . . . . .           (9,063,421)       (6,933,995)      (21,598,998)     (23,050,895)
Partnership's share of gain (loss) from
  operations of unconsolidated
  ventures (notes 1, 2 and 6) . . . . . . . . . . . . .           (1,537,644)       (1,889,920)       (4,345,904)      (5,809,670)
Venture partners' share of (earnings)
  loss from ventures' operations
  (note 2). . . . . . . . . . . . . . . . . . . . . . .            2,704,581         1,196,786         5,094,872        1,996,041
                                                                 -----------        ----------        ----------      -----------
        Net operating loss. . . . . . . . . . . . . . .          (7,896,484)        (7,627,129)      (20,850,030)     (26,864,524)
Gain on sale or disposition of
  investment properties, net of
   venture partners' share of
   $2,887,659 in 1994 (notes 3(e),
   3(f), 7(b), 7(c) and 7(d)) . . . . . . . . . . . . .                --                --           18,364,792        4,312,031
Gain on sale of interest in
  unconsolidated venture (note 2(d)). . . . . . . . . .            1,702,082         7,898,727         1,702,082        7,898,727
                                                                 -----------        ----------        ----------      -----------
                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                        CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                           (UNAUDITED)



                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                                   ---------------------------        ---------------------------
                                                                     1994              1993              1994             1993
                                                                 -----------        ----------       -----------      -----------
        Net earnings (loss) before extra-
          ordinary item . . . . . . . . . . . . . . . .           (6,194,402)          271,598          (783,156)     (14,653,766)
Extraordinary items (notes 3(d)
  and 3(k)) . . . . . . . . . . . . . . . . . . . . . .                --             (141,776)          996,126         (141,776)
                                                                 -----------        ----------        ----------      -----------
        Net earnings (loss) . . . . . . . . . . . . . .         $(6,194,402)           129,822           212,970      (14,795,542)
                                                                 ===========        ==========        ==========      ===========

        Net earnings (loss) per
         limited partnership interest
         (note 1):
          Net operating loss. . . . . . . . . . . . . .          $    (20.70)           (20.00)           (54.67)          (70.43)
          Gain on sale or disposition
            of investment properties. . . . . . . . . .                --                --                49.66            11.66
          Gain on sale of interest
            in unconsolidated venture . . . . . . . . .                 4.60             21.35              4.60            21.35
          Extraordinary gain on early
            extinguishment of debt
            (notes 3(d) and 3(k)) . . . . . . . . . . .                --                 (.39)             2.69             (.38)
                                                                 -----------        ----------        ----------      -----------
              Net earnings (loss) . . . . . . . . . . .          $    (16.10)              .96              2.28           (37.80)
                                                                 ===========        ==========        ==========      ===========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . .          $    --                 --                --                --
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

                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                           (UNAUDITED)

                                                                                                       1994               1993
                                                                                                   ------------       -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    212,970       (14,795,542)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,355,491        14,262,970
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,158,809         1,001,390
    Amortization of discount on long-term debt. . . . . . . . . . . . . . . . . . . . . . .              85,983            76,306
    Partnership's share of loss from operations
      of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,345,904         5,809,670
    Venture partners' share of loss from ventures'
      operations and gain on disposition of
      investment property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,094,872)       (1,996,041)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . . . . . . . . . .           8,079,317        11,954,600
    Gain on sale or disposition of investment properties. . . . . . . . . . . . . . . . . .         (18,364,792)       (4,458,784)
    Gain on sale of interest in unconsolidated venture. . . . . . . . . . . . . . . . . . .          (1,702,082)       (7,898,727)
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (996,126)          141,776
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --              (55,881)
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,697,527          (316,984)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (78,163)         (296,068)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,404,672)         (616,652)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12,127           542,113
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             510,683           897,504
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (295,945)          300,006
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             421,806          (346,130)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             205,507         1,671,484
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (833,488)          532,836
    Deferred management fees and lease commissions. . . . . . . . . . . . . . . . . . . . .               --              612,744
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (296,124)          (36,901)
                                                                                                   ------------       -----------
        Net cash provided by (used in) operating
          activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (980,140)        6,985,689
                                                                                                   ------------       -----------
                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                           (UNAUDITED)

                                                                                                       1994               1993
                                                                                                   ------------       -----------

Cash flows from investing activities:
  Net purchases of short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .          (2,894,227)         (280,855)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,192,364)       (1,934,061)
  Cash sales proceeds from sale of investment
    properties, net of selling expenses
    (notes 7(b), 7(c) and 7(d)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,781,988         1,220,737
  Cash expended in disposition of investment
    property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,014)            --
  Partnership's contributions to unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (10,000)         (983,541)
  Partnership's distribution from unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,702,082             --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (405,256)       (1,545,423)
                                                                                                   ------------       -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,981,209        (3,523,143)
                                                                                                   ------------       -----------
Cash flows from financing activities:
  Proceeds from refinancing of long-term debt
    (note 3(k)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                4,253
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,753,662)         (521,758)
  Ventures partners' contribution to venture. . . . . . . . . . . . . . . . . . . . . . . .             705,010             --
                                                                                                   ------------       -----------
        Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . .          (9,048,652)         (517,505)
                                                                                                   ------------       -----------
        Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        $ (1,047,583)        2,945,041
                                                                                                   ============       ===========
                                                         CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                                                     (A LIMITED PARTNERSHIP)
                                                                    AND CONSOLIDATED VENTURES

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                           (UNAUDITED)

                                                                                                       1994               1993
                                                                                                   ------------       -----------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . .        $ 29,411,990        27,223,613
                                                                                                   ============       ===========
  Non-cash investing and financing activities:
    Total sales price of investment property,
      net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 11,781,988        18,479,297
    Balance due on long-term debt cancelled
      (notes 3(b), 3(e), 3(f) and 3(g)) . . . . . . . . . . . . . . . . . . . . . . . . . .          41,351,685       (17,258,560)
    Reduction in land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,066,254)            --
    Reduction in buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . .         (39,956,697)            --
    Reduction in accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . .          14,142,743             --
    Cash expended in disposition of investment
      property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,014)            --
    Venture partners share of gain on disposition
      of investment property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,887,659)            --
                                                                                                   ------------       -----------
        Gain on sale of investment property and
          extinguishment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 18,364,792         1,220,737
                                                                                                   ============       ===========
  Principal balance due on mortgages payable. . . . . . . . . . . . . . . . . . . . . . . .        $  9,696,126             --
  Payment on long-term debt from sale of investment properties. . . . . . . . . . . . . . .          (8,700,000)            --
                                                                                                   ------------       -----------
        Extraordinary items - non-cash gain recognized
          on forgiveness of indebtedness. . . . . . . . . . . . . . . . . . . . . . . . . .        $    996,126             --
                                                                                                   ============       ===========
  Proceeds from refinancing of long-term debt
    (note 3(k)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      --            7,455,000
  Payoff of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           (7,160,425)
  Prepayment penalty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --             (141,776)
  Refinancing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --             (148,546)
                                                                                                   ------------       -----------
        Proceeds from refinancing of
          long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      --          $     4,253
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

                                        1994                            1993
                             -----------------------         -----------------------
                           GAAP BASIS      TAX BASIS       GAAP BASIS    TAX BASIS
                           ----------      ---------       ----------    ---------
Net earnings
 (loss) . . . . . .          $212,970        535,616      (14,795,542)   (11,634,588)
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . .          $   2.28           7.73           (37.80)        (29.36)
                             ========       =========     ===========    ===========

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

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at September 30, 1994 and December 31, 1993. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $89,858,379 at September 30, 1994. During 1993 and for the nine months ended September 30, 1994, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a sales contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase notes will be re-allocated and will be payable out of JMB/NYC's share of distributable sale proceeds from the other two Joint Ventures.

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

The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. It was also agreed that during this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures will be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the Three Joint Ventures. Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserves all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at September 30, 1994 is $48,522,601. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies. Based upon the Olympia & York affiliates' interpretation, interest expense for the Three Joint Ventures for the nine months ended September 30, 1994 was $87,736,582. Based upon the amount of interest determined by JMB/NYC for the nine months ended September 30, 1994, interest expense for the Three Joint Ventures was $55,727,569. The effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $32,009,013 (of which the Partnership's share is $3,721,048) for the nine months ended September 30, 1994 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     The Partnership's liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of its other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $76,888,626 at September 30, 1994) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy its deficit restoration obligation.

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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                          Unpaid at
                                                                        September 30,
                                       1994            1993                 1994
                                    ----------       ---------          -------------
Property manage-
 ment and leasing
 fees . . . . . . . . . . . . . .   $2,022,357       2,801,094           12,818,640
Insurance commissions . . . . . .       56,710         223,255                --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses . . . . . . . . . . . .        1,736          34,077                  264
                                    ----------       ---------           ----------
                                    $2,080,803       3,058,426           12,818,904
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


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC venture for the nine months ended September 30, 1994 and 1993 is as follows:

                                                        1994                 1993
                                                    ------------          -----------
  Total income from
    properties
    (unconsolidated). . . . . . . . .               $117,625,535          127,902,357
                                                    ============          ===========
  Operating loss of
    ventures. . . . . . . . . . . . .               $ 17,369,731           20,884,687
                                                    ============          ===========
  Partnership's share
    of loss . . . . . . . . . . . . .               $  4,342,433            5,221,172
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


(8) ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1993 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993 (see note 1).

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

     JMB/NYC

     At the 2 Broadway Building, occupancy during the quarter remained at 19%, down from 30% in the first quarter due to Bear Stearns Co. vacating its space in April 1994 upon the expiration of its lease. Kidder Peabody & Co. (71,994 square feet or approximately 4.5% of the building's leasable space) whose lease was to expire December 1993 extended their lease to December 31, 1995. The remaining tenant roster at the property includes several other major financial service companies whose leases expire in 1994. Most of these companies maintain back office support operations in the building which can be easily consolidated or moved. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next couple years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the Olympia & York affiliates have informed JMB/NYC that they have received a written proposal for the sale of the 2 Broadway building.

     Occupancy at 1290 Avenue of the Americas remained at 91%. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Although approximately 20% of the building's space under tenant leases will expire by the end of 1995, negotiations are currently being conducted with a number of prospective tenants in the financial services industry to lease a significant portion of the current and anticipated vacant space. There can be no assurances that such negotiations will be successful. During the third quarter a lease with Alex Brown (approximately 78,000 square feet or approximately 40% of the building's leasable space) was executed. The lease has an eighteen year term and the tenant is expected to take occupancy during the fourth quarter. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant.
During the quarter a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994 John Blair is released from all future lease obligations and the Joint Venture now has direct leases with the original Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space. As a result of the settlement, the provision for doubtful accounts related to Blair is $0 at September 30, 1994.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon re-leasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     JMB/NYC has had a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia & York Developments, Ltd. (hereinafter sometimes referred to as "O&Y") over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2(b). Under JMB/NYC's interpretation of the calculation of the effective rate of interest payable, only 2 Broadway operated at a deficit for the nine months ended September 30, 1994. During the first quarter of 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to this agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of this agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Joint Ventures if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Joint Ventures' annual cash flow or net sale or refinancing proceeds. The agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level amount. It was also agreed that during this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The agreement also provides that except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation after the period commencing July 1, 1993 and contend that the 12-3/4% per annum fixed rate applies.

     JMB/NYC continues to seek, among other things, a restructuring of the joint venture partnership agreements or otherwise to reach an acceptable understanding regarding its funding obligations. If JMB/NYC is unable to achieve this, based upon current and anticipated market conditions mentioned above, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related ventures. The loss of an interest in a particular venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related Joint Venture). The failure to repay a Purchase Note could, under certain circumstances, constitute a default that would permit an immediate acceleration of the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such an event, JMB/NYC would then proceed to terminate its affairs. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a sales contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase notes will be re-allocated and will be payable out of JMB/NYC's share of distributable sale proceeds from the other two Joint Ventures. In addition, as discussed more fully in Note 2(b), under certain circumstances, JMB/NYC may be required to make additional capital contributions to the Joint Ventures in order to fund a deficit restoration obligation associated with a deficit balance in its capital account, and the Partnership could be required bear a share of such capital contributions obligation.

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

     Subsequent to the end of the quarter, JMB/NYC entered into a binding letter agreement with the Olympia & York affiliates to resolve certain disputes which are more fully discussed in Note 2. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve most all property management, leasing, sale (for any sale subsequent to 1998) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan.
The general terms for sale of the 2 Broadway Building and the restructure of the underlying loan are as outlined above. In order to facilitate the restructuring of JMB/NYC, the Olympia & York affiliates, and representatives of the mortgage lender have agreed to file for each of the three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filing's are expected to occur prior to the end of the year. The reorganization plans will essentially be the proposed transactions contained in the letter agreement.

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

RESULTS OF OPERATIONS

     The net increase in cash and cash equivalents and short-term invest-ments is due to a $1,702,082 cash distribution from Orchard Associates and cash proceeds related to the sale of the Eastridge Apartments (see note 7(d)). The corresponding decrease in amounts due to affiliates and the increase in escrow deposits are due primarily to (a) funding of the capital improvement escrow of approximately $1,635,000 pursuant to the terms of the Copley Place loan modification as more fully described in Note 3(h) and to
(b) the payment of approximately $850,000 of previously deferred management fees and accrued interest of approximately $2,747,000 related to the deficit loans at the Copley Place multi-use complex. As of the date of this report, no amounts have been withdrawn from the capital improvement escrow.

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