Form 10-K405
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1995-03-31
CIK 711604

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Act of 1934


For the fiscal year
ended December 31, 1994          Commission File Number 0-12791


           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
       (Exact name of registrant as specified in its charter)


        Illinois                     36-3207212
(State of organization)    (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois  60611
(Address of principal executive office)(Zip Code)


Registrant's telephone number, including area code  312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
Title of each class                     which registered
-------------------              ------------------------------

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

Items incorporated by reference:  None

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


PART II

Item 5.      Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters11

Item 6.      Selected Financial Data . . . . . . . . . . 12

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations23

Item 8.      Financial Statements and Supplementary Data 36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . .105


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . .105

Item 11.     Executive Compensation. . . . . . . . . . .109

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . .110

Item 13.     Certain Relationships and Related Transactions111


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . .111


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . .115
















                                  i
                               PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Carlyle Real Estate Limited Partnership-XIII (the "Partnership"), is a limited partnership formed in late 1982 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold 366,177.57 limited partnership interests (the "Interests") commencing on June 9, 1983, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933
(Registration No. 2-81125 and No. 2-87033).   A total of 366,177.57
Interests have been sold to the public at $1,000 per Interest. The offering closed on May 22, 1984. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

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

     The Partnership has made the real property investments set forth in the following table:

                                                   SALE OR DISPOSITION
                                                     DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (f)            SIZE     PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP (b)
----------------------      ----------   -------- ----------------------      ---------------------
 1. Copley Place
     multi-use complex
     Boston,
     Massachusetts . .   1,220,000 sq.ft.
                              n.r.a.      9/1/83            24%               fee ownership of improve-
                                                                              ments and leasehold
                                                                              interest in air rights
                                                                              (through joint venture
                                                                              partnership) (c)(d)(g)
 2. 1001 Fourth Avenue
     Plaza
     office building
     Seattle,
     Washington. . . .    678,000 sq.ft.
                              n.r.a.      9/1/83          11/1/93             fee ownership of land and
                                                                              improvements (h)
 3. Plaza Tower
     office building
     Knoxville,
     Tennessee . . . .    418,000 sq.ft.
                              n.r.a.     10/26/83           4%                fee ownership of land and
                                                                              improvements
 4. Gables Corporate
     Plaza
     office building
     Coral Gables,
     Florida . . . . .    106,000 sq.ft.
                              n.r.a.     11/15/83         1/5/94              fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnership) (c)(h)
 5. University Park
     office building
     Sacramento,
     California. . . .    120,000 sq.ft.
                              n.r.a.      1/16/84         1/10/94             fee ownership of land and
                                                                              improvements (h)
                                                   SALE OR DISPOSITION
                                                     DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (f)           SIZE      PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP (b)
----------------------      ----------   -------- ----------------------      ---------------------

6.  Sherry Lane Place
     office building
     Dallas, Texas . .    286,000 sq.ft.
                              n.r.a.      12/1/83           6%                fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnerships) (c)
7.  Allied Automotive
     Center
     Southfield,
     Michigan. . . . .    192,000 sq.ft.
                              n.r.a.      3/30/84        10/10/90             fee ownership of land and
                                                                              improvements (e)
8.  Commercial Union
     Building
     Quincy,
     Massachusetts . .    172,000 sq.ft.
                              n.r.a.      3/12/84         8/15/91             fee ownership of land and
                                                                              improvements
9.  237 Park Avenue
     Building
     New York,
     New York. . . . .   1,140,000 sq.ft.
                              n.r.a.      8/14/84           4%                fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnerships)
                                                                              (c)(g)
10. 1290 Avenue of
     the Americas
     Building
     New York,
     New York. . . . .   2,000,000 sq.ft.
                              n.r.a.      7/27/84           8%                fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnerships)
                                                                              (c)(g)
11. 2 Broadway
     Building
     New York,
     New York. . . . .   1,600,000 sq.ft.
                              n.r.a.      8/14/84           5%                fee ownership of land and
                                                                              improvements (through joint
                                                                              venture partnerships)
                                                                              (c)(g)
                                                   SALE OR DISPOSITION
                                                     DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (f)           SIZE      PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP (b)
----------------------      ----------   -------- ----------------------      ---------------------

12. Long Beach Plaza
     shopping center
     Long Beach,
     California. . . .    559,000 sq.ft.
                              g.l.a.      6/22/83           4%                fee ownership of land and
                                                                              improvements and leasehold
                                                                              interest in the parking
                                                                              structure (d)
13. Marshalls Aurora
     Plaza
     shopping center
     Aurora (Denver),
     Colorado. . . . .    123,000 sq.ft.
                              g.l.a.      4/1/83            1%                fee ownership of land and
                                                                              improvements
14. Old Orchard
     shopping center
     Skokie (Chicago),
     Illinois. . . . .    843,000 sq.ft.
                              g.l.a.      4/1/84          8/30/93             fee ownership of land and
                                                                              improvements (through a
                                                                              joint venture partnership)
                                                                              (c)(i)
15. Heritage Park-II
     Apartments
     Oklahoma City,
     Oklahoma. . . . .       244 units    7/1/83          3/26/92             fee ownership of land and
                                                                              improvements (through a
                                                                              joint venture partnership)
                                                                              (c)(e)
16. Quail Place
     Apartments
     Oklahoma City,
     Oklahoma. . . . .       180 units    7/1/83          3/26/92             fee ownership of land and
                                                                              improvements (through a
                                                                              joint venture partnership)
                                                                              (c)(e)
17. Lake Point
     Apartments
     Charlotte,
     North Carolina. .       208 units    9/15/83        12/29/89             fee ownership of land and
                                                                              improvements
                                                   SALE OR DISPOSITION
                                                     DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (f)           SIZE      PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP (b)
----------------------      ----------   -------- ----------------------      ---------------------

18. Eastridge
     Apartments
     Tucson, Arizona .       456 units    8/23/83         6/30/94             fee ownership of land and
                                                                              improvements (through a
                                                                              joint venture partnership)
                                                                              (c)(e)
19. Rio Cancion
     Apartments
     Tucson, Arizona .       380 units    8/18/83         3/31/93             fee ownership of land and
                                                                              improvements (e)
20. Bridgeport
     Apartments
     Irving, Texas . .       312 units    9/30/83         4/2/92              fee ownership of land and
                                                                              improvements (e)
21. Carrollwood Station
     Apartments
     Tampa, Florida. .       336 units   12/16/83           1%                fee ownership of land and
                                                                              improvements (through a
                                                                              joint venture partnership)
                                                                              (c)
22. Greenwood Creek II
     Apartments
     Benbrook
     (Fort Worth),
     Texas . . . . . .       152 units    3/30/84         4/6/93              fee ownership of land and
                                                                              improvements (e)
23. The Glades
      Apartments
      Jacksonville,
      Florida. . . . .       360 units    10/9/84           1%                fee ownership of land and
                                                                              improvements (through a
                                                                              joint venture partnership)
                                                                              (c)

-----------------------

  (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b)   Reference is made to Note 4 and to Note 3 of the Combined
Financial Statements of JMB/NYC Office Building Associates and the Schedule III's to the Consolidated Financial Statements and Combined Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

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

  (f) Reference is made to Item 8 - Schedule III to the Consolidated Financial Statements and Combined Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

  (g) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (h) The Partnership transferred title to the lender via a deed in lieu. Reference is made to Note 4(b).

  (i) The venture sold its interest in the property. Reference is made to Note 3(d).


      The Partnership's real property investments are subject to competi-tion from similar types of properties (including in certain areas, properties owned or advised by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     In January 1994, the Partnership transferred title to the University Park Office Building located in Sacramento, California. Reference is made to Note 4(b)(6) for a further description of such transaction.

     In January 1994, the Partnership transferred title to the Gables Corporate Plaza Office Building located in Coral Gables, Florida.
Reference is made to Note 4(b)(7) for a further description of such transaction.

     In June 1994, the Partnership sold the land, related improvements and personal property of the Eastridge Apartments located in Tucson, Arizona. Reference is made to Note 7(g) for a further description of such transaction.

     Reference is made to Note 8(a) and to Note 4 of Notes to Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1994.

     At December 31, 1994, the Partnership had 79 full-time and 43 part-time personnel, none of whom are officers or directors of the Corporate General Partner of the Partnership. Such persons perform on-site duties at certain of the Partnership's properties.

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

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:
                                                          1993                     1994
                                                --------------------------------------------------
                                                   At    At    At     At    At    At     At    At
                              Principal Business  3/31  6/30  9/30  12/31  3/31  6/30   9/30 12/31
                              ------------------  ----  ----  ----  -----  ----  ----  ----- -----
 1. Marshalls Aurora Plaza
     shopping center
     Aurora (Denver),
     Colorado. . . . . . . .  Retail               90%   91%   88%    91%   89%   89%    89%   96%
 2. Carrollwood Station
     Apartments
     Tampa, Florida. . . . .  Residential          94%   95%   96%    98%   98%   97%    98%   97%
 3. Long Beach Plaza
     shopping center
     Long Beach,
     California (a). . . . .  Retail               64%   60%   60%    60%   57%   54%    51%   51%
 4. The Glades Apartments
     Jacksonville, Florida .  Residential          94%   93%   98%    96%   94%   96%    97%   92%
 5. Gables Corporate Plaza
     office building
     Coral Gables, Florida .  Financial Services   85%   83%   83%    83%   N/A   N/A    N/A   N/A
 6. Sherry Lane Place
     office building
     Dallas, Texas . . . . .  Legal and
                              Financial Services   93%   90%   95%    96%   98%   97%    96%   99%
 7. Eastridge Apartments
     Tucson, Arizona . . . .  Residential          96%   89%   95%    95%   97%   N/A    N/A   N/A
 8. Copley Place
     multi-use complex
     Boston, Massachusetts
     (d) . . . . . . . . . .  Retail/Business
                              Machines/Financial
                              Services             87%   94%   94%    93%   93%   75%    78%   70%
                                                          1993                     1994
                                                --------------------------------------------------
                                                   At    At    At     At    At    At     At    At
                              Principal Business  3/31  6/30  9/30  12/31  3/31  6/30   9/30 12/31
                              ------------------  ----  ----  ----  -----  ----  ----  ----- -----
 9. Plaza Tower
     office building
     Knoxville, Tennessee. .  Financial Services   91%   92%   92%    91%   91%   91%    91%   92%
10. University Park
     office building
     Sacramento, California
     (b) . . . . . . . . . .  Engineering and
                              Financial Services   98%   52%   65%    65%   N/A   N/A    N/A   N/A
11. 237 Park Avenue
     Building
     New York, New York. . .  Advertising/Insurance/
                              Paper/Real Estate
                              Investment          100%   99%   99%    98%   98%   98%    98%   98%
12. 1290 Avenue of the
     Americas Building
     New York, New York. . .  Financial Services   97%   95%   95%    98%   90%   91%    91%   94%
13. 2 Broadway Building
     New York, New York (c).  Financial Services   59%   59%   29%    30%   30%   19%    19%   18%

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

     (b) University Park office building's major tenant, California Vision Services, vacated its space of 70,697 square feet (59% of the building) upon expiration of its lease in April 1993.

     (c) 2 Broadway Building's major tenant, Merrill Lynch, Pierce, Fenner & Smith, Incorporated vacated its space of approximately 497,000 square feet (30% of the building) upon expiration of its lease in August 1993. Bear Sterns, another major tenant, vacated its space of 186,498 square feet upon expiration of its lease in April 1994.

     (d) Copley Place's major office tenant, International Business Machines, vacated 279,432 square feet (23% of the office portion of the complex) upon expiration of its lease in April 1994. Another major office tenant, John Hancock vacated its space of approximately 97,180 square feet (11.5% of the office portion of the complex) upon expiration of its lease in October 1994.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1993 and 1994.




                               PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 36,194 record holders of Interests in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer from satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners. Reference is made to Note 5 for a description of the provisions of the Partnership Agreement relating to cash distributions to the partners.

ITEM 6.  SELECTED FINANCIAL DATA

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                              DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990

                              (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------
Total income . . . . . . $ 65,969,277    85,193,793   93,609,884    94,185,836  104,515,625
                         ============  ============ ============  ============ ============
Operating loss . . . . . $ 25,410,848    30,620,211   37,939,335    35,902,441   39,193,788
Partnership's share of
 loss from operations
 of unconsolidated
 ventures. . . . . . . .    6,271,489    22,416,922    8,007,990    13,356,918   11,982,325
Venture partners'
 share of loss of
 consolidated ventures'
 operations. . . . . . .   (5,659,744)   (2,008,939)  (3,376,600)   (6,392,827)  (6,198,135)
                         ------------  ------------ ------------  ------------ ------------
Net operating loss . . .   26,022,593    51,028,194   42,570,725    42,866,532   44,977,978
Gain on sale or
 disposition of
 investment properties,
 net . . . . . . . . . .  (18,364,792)  (11,083,791)  (2,132,879)   (1,476,395)  (3,123,908)
Gain on sale of
 interest in uncon-
 solidated venture . . .   (1,702,082)   (7,898,727)      --             --           --
Loss on venture
 partner's relin-
 quishment of interest
 in investment property.        --            --          --         1,161,626        --
                         ------------  ------------ ------------  ------------ ------------
Loss before extra-
 ordinary items. . . . .    5,955,719    32,045,676   40,437,846    42,551,763   41,854,070
Extraordinary items. . .     (996,126)      141,776   (7,139,936)       --            --
                         ------------  ------------ ------------  ------------ ------------
Net loss . . . . . . . . $  4,959,593    32,187,452   33,297,910    42,551,763   41,854,070
                         ============  ============ ============  ============ ============
                             1994          1993          1992         1991         1990
                        -------------  ------------  -----------  ------------ ------------

Net loss per Interest
 (b):
  Net operating loss . . $      68.22        133.78       111.62        112.38       113.76
  Gain on sale or disposi-
   tion of investment
   properties, net . . .       (49.66)       (29.97)      (5.77)         (3.99)       (4.15)
  Gain on sale of
   interest in uncon-
   solidated venture . .        (4.60)       (21.35)       --            --           --
  Loss on venture
   partner's relin-
   quishment of interest
   in investment
   property. . . . . . .        --            --           --             3.14        --
  Extraordinary items. .        (2.69)          .38      (19.31)         --           --
                         ------------  ------------ ------------  ------------ ------------
  Net loss . . . . . . . $      11.27         82.84        86.54        111.53       109.61
                         ============  ============ ============  ============ ============
Total assets . . . . . . $333,577,902   374,787,300  489,687,072   530,051,709  558,756,999
Long-term debt . . . . . $361,563,239   360,881,897  464,855,926   501,003,779  518,197,289
Cash distributions
 per Interest (b). . . . $      --            --             .50          4.25        13.50
                         ============  ============ ============  ============ ============

-------------

  (a) The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable loss from the Partnership in each year is equal to his allocable share of the taxable loss of the Partnership, without regard to the cash generated or distributed by the Partnership.


SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994


Property
--------

Copley Place
multi-use
complex            a)  The occupancy rate and average base rent per square foot
                       (excluding percentage rent) as of December 31 for each of
                       the last five years were as follows:

                                                                 Avg. Annual
                                                                 Base Rent Per
                        December 31,          Occupancy Rate     Square Foot (1)
                        ------------          ---------------    ------------------

                              1990 . . . . .      87%                29.85
                              1991 . . . . .      84%                26.09
                              1992 . . . . .      92%                25.00
                              1993 . . . . .      93%                25.00
                              1994 . . . . .      70%                29.84

                   (1) Average annual base rent per square foot is based on rentable square feet ("RF") occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option(s)
                          -------------------     ----------- --------- --------------------------------
                          Neiman Marcus           104,372     $1,043,3201/2014         N/A
                          (Department Store)

                          Bain & Company          116,763      3,543,7578/2004         N/A
                          (Investments)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Copley Place multi-use complex:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       RF of Expiring  of Expiring      Base Rent
                          December 31,    Leases         Leases (1)(2)   Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1995            21                64,546   $1,552,199            6%
                             1996             5                16,601      496,966            2%
                             1997            13                72,036    1,624,653            6%
                             1998             6                39,599      932,050            4%
                             1999            14               132,016    2,792,391           11%
                             2000            30               221,170    5,424,883           21%
                             2001            12               103,361    2,882,345           11%
                             2002            11                90,088    2,670,856           11%
                             2003             6                41,269    1,406,099            6%
                             2004            14               145,003    5,708,250           22%

                   (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.
                   (2)  Includes anchors which lease space but not anchors which own space.

Property
--------

1290 Avenue of
the Americas
Office Building    a)  The occupancy rate of net rentable square feet (NRF)
                       and average base rent per square foot (excluding
                       percentage rent) as of December 31 for each of the
                       last five years were as follows:

                                                                 Avg. Annual
                                                   NRF           Base Rent Per
                        December 31,          Occupancy Rate     Square Foot (1)
                        ------------          ---------------    ---------------

                              1990 . . . . .      97%               $36.11
                              1991 . . . . .      97%                36.25
                              1992 . . . . .      97%                36.94
                              1993 . . . . .      98%                35.78
                              1994 . . . . .      94%                36.93

                   (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option(s)
                          -------------------     ----------- --------- --------------------------------
                          None - No single tenant represents more than
                          10% of the gross leasable area of the building.




                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       NRF of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1995           113               368,016  $14,288,064           21%
                             1996            10               207,283    4,873,060            7%
                             1997             6               100,250    3,545,310            4%
                             1998            17               332,992   15,554,607           22%
                             1999             8                78,538    2,843,196            4%
                             2000             3                 5,940      118,800            --
                             2001             1                96,700    4,158,100            6%
                             2002            14               223,896    9,491,154           14%
                             2003             6                45,153    2,011,830            3%
                             2004             9               103,381    5,811,346            8%

                   (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

Property
--------

2 Broadway
Office Building    a)     The occupancy rate and net rentable square feet (NRF)
                          and average base rent per square foot (excluding
                          percentage rent) as of December 31 for each of the
                          last five years were as follows:

                                                                 Avg. Annual
                                                   NRF           Base Rent Per
                          December 31,        Occupancy Rate     Square Foot (1)
                          ------------        ---------------    ---------------

                              1990 . . . . .      68%                32.77
                              1991 . . . . .      59%                30.46
                              1992 . . . . .      59%                27.96
                              1993 . . . . .      30%                46.88
                              1994 . . . . .      18%                32.20

                   (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option(s)
                          -------------------     ----------- --------- --------------------------------
                          None - No single tenant represents more than
                          10% of the gross leasable area of the building.



                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       NRF of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1995             1                 --      $   18,000            --
                             1996            12               123,926    2,765,237           30%
                             1997             3                24,822      501,984            5%
                             1998             3                29,411    1,013,645           11%
                             1999             1                 --           5,790            --
                             2000            --                 --           --               --
                             2001             2                29,117      296,294            3%
                             2002             1                 5,501      180,000            2%
                             2003             3                 5,110      312,625            3%
                             2004            --                 --           --               --

                   (1)  Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

Property
--------

237 Park Avenue
Office Building    a)  The occupancy rate of net rentable square feet (NRF)
                       and average base rent per square foot (excluding
                       percentage rent) as of December 31 for each of the
                       last five years were as follows:

                                                                 Avg. Annual
                                                   NRF           Base Rent Per
                        December 31,          Occupancy Rate     Square Foot (1)
                        ------------          ---------------    ---------------

                              1990 . . . . .     100%                34.98
                              1991 . . . . .     100%                35.03
                              1992 . . . . .      98%                33.35
                              1993 . . . . .      98%                30.85
                              1994 . . . . .      98%                32.23

                   (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                            Base Rent   Scheduled LeaseLease
                   b)     Significant Tenants   Square Feet Per Annum   Expiration DateRenewal Option(s)
                          -------------------   ----------- ---------   --------------------------------

                          J. Walter Thompson    456,132     $ 9,529,966   8/2006       N/A
                          Company
                          (Advertising Agency)

                          North American        279,906      10,101,248   8/2001       N/A
                          Reinsurance Company
                          (Insurance Company)

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       NRF of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                             1995             2                   900   $   58,000           --
                             1996             2                 5,700      407,640            1%
                             1997             1                27,110    1,355,500            4%
                             1998             -                 --           --              --
                             1999             5               120,406    6,081,701           17%
                             2000             1                 3,450      196,650            1%
                             2001             9               283,001   10,283,327           29%
                             2002             -                 --           --              --
                             2003             2                21,641      873,430            2%
                             2004             4                 9,693      337,260            1%

                   (1)       Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

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

     After deducting selling expenses and other offering costs, the Partnership had approximately $326,000,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such invest-ments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1994, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,552,000. Such funds and short-term investments of approximately $18,960,000 are available for distributions to partners, leasing and capital improvement costs and/or operating deficits at Long Beach Plaza, Marshalls Aurora Plaza and the Plaza Tower Office Building, for funding requirements at Copley Place for its share of management fees and for working capital requirements and potential future operating deficits and significant leasing and tenant improvement costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $9,733,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1995 is currently budgeted to be $6,701,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distribu-tions is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership's and its ventures' mortgage obligations are generally non-recourse and therefore the Partnership and its ventures generally are not personally obligated to pay such mortgage indebtedness.

     Many of the Partnership's investment properties currently operate in overbuilt markets which are characterized by lower than normal occupancies and/or reduced rent levels. Such competitive conditions have resulted in the operating deficits described below. Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of potential leasing and capital improvement costs at these properties, the Partnership suspended operating cash distributions to the Limited and General Partners effective as of the first quarter of 1992. As more fully described in Note 11(a), the Partnership distributed a portion of the net sales proceeds related to the sale of Old Orchard Shopping Center in March 1995.

     As described more fully in Note 4, the Partnership has received or is negotiating mortgage note modifications (certain of which have expired and others of which expire at various dates commencing March 1995) on the Sherry Lane Place office building, Glades Apartments, Plaza Tower office building, Long Beach Plaza, Carrollwood Apartments, Marshall's Aurora Plaza and Copley Place multi-use complex. The Partnership had been unsuccessful in its efforts to obtain modifications of the loans secured by the 1001 Fourth Avenue office building, University Park office building and the Gables Corporate Plaza, as further discussed below and in Note 4. The Partnership has not remitted the required debt service payments pursuant to the loan agreements on Long Beach Plaza which matures in August 1995 (see note 4(b)(12)). In January 1994, the Partnership transferred title to the University Park office building to the lender and the related mortgage loan was discharged by the lender (reference is made to note 4(b)(6)). In January 1994, the Partnership through Gables Corporate Plaza Associates transferred title to the Gables Corporate Plaza office building to the lender and the related mortgage loan was discharged by the lender (reference is made to Note 4(b)(7)). In April 1994, the Partnership exercised its option to fully satisfy its obligation with respect to the Eastridge Apartment mortgage loan at the previously agreed upon release price. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000, which was paid out of the Partnership's cash and cash equivalents and proceeds from the sale and maturity of short-term investments (see Notes 4(b)(5) and 7(g)). For those investment properties where modifications are being sought, or with expired modifications or short-term modifications, if the Partnership is unable to secure new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits. This would result in the Partnership no longer having an ownership interest in such property and would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Such decisions would be made on a property-by-property basis.

     The underlying indebtedness on certain other of the Partnership's investment properties matures and is due and payable commencing in 1995 and subsequent years (reference is made to Note 4 and to Note 3 of Notes to the Combined Financial Statements). The source of repayment is expected to be from proceeds from sale or refinancing, or extension of such indebtedness. However, there can be no assurance that any such sales, refinancings or extensions will occur.

     Copley Place

     The Boston office market remains very competitive due to the large supply of available space and to the prevalence of concessions being offered to attract and retain tenants.

     Commencing January 1, 1992, cash deficits and funding requirements are allocated equally between the Partnership and the joint venture partner. The joint venture has obtained a modification of the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993, and at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and at that time further reduced to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance of the loan, including deferred interest, and interest paid at the applicable pay rate (as defined) will be added to the principal balance and will accrue interest at the contract interest rate. The outstanding principal balance, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all current capital and leasing expenditures, will be escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993 and 1994, which has been escrowed for future potential leasing requirements as set forth in the current loan modification.

     In 1994, the property experienced a significant loss in rental income in connection with the expiration of the IBM lease (279,432 square feet in April 1994) representing 23% of the leasable office space in the aggregate.

Although the structure of the modification of the first mortgage loan took into account the potential downsizing of IBM, it was originally anticipated that IBM would renew approximately 80,000 square feet. However, IBM has renewed 8,398 square feet. In addition, John Hancock Property and Casualty Co. (which leased 97,180 square feet, representing 11.5% of the leasable office space) vacated its space upon the expiration of its lease in October 1994. Currently, as leases at the office portion of Copley Place expire, lease renewals and new leases are likely be at rental rates less than the rates on existing leases. Although the previous decline in rental rates appeared to have been stabilized in 1994 and leasing activity has increased, the supply of office space has caused increased competition for tenants, a corresponding decline in rental rates and a corresponding increase in time required to re-lease tenant space in these markets. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. Therefore, the property's operations will be insufficient to pay the modified debt service through the end of 1995. The joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurance such remodification will be consummated. If the joint venture is unable to secure such remodification, the joint venture may decide not to commit any significant additional amounts to the property. This could result in the joint venture no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing IBM's and John Hancock's vacant space. The joint venture partners decided to pay previously deferred property management fees owed to an affiliate for 1993 and to end the deferment of any subsequent fees incurred. As a result, the venture partners have made total contributions of $1,569,447 of which the Partnership's share was $784,724 as of December 31, 1994 for the payment of the above mentioned fees. As of December 31, 1994, the aggregate amount of such deferred management fees was approximately $714,000 of which the Partnership's share is approximately $357,000.

     Orchard Associates

     On September 2, 1993, effective August 30, 1993, Orchard Associates in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each have a 50% interest, sold its interest in the Old Orchard shopping center (reference is made to Note 3(d)).
Reference is also made to note 11(a) regarding the distribution of a portion of these net sale proceeds.

     JMB/NYC

     At the 2 Broadway Building, occupancy during the year decreased to

18%, down from 30% in the previous year due to Bear Stearns Co. vacating its space in April 1994 upon the expiration of its lease. Kidder Peabody & Co. (71,994 square feet or approximately 4.5% of the building's leasable space) whose lease was to expire June 30, 1994 extended their lease to June 30, 1996. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and relatively weak demand for, tenant space. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. Little, if any, new construction is planned for Downtown over the next few years. It is expected that 2 Broadway will continue to be adversely affected by a high vacancy rate and the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway building.

     Occupancy at 1290 Avenue of the Americas decreased to 94%, down from 98% in 1993 due to the move-out of various tenants upon lease expiration including AC Nielson Company (59,347 square feet, or approximately 3% of the buildings leasable space) and New York Telephone Co. (34,114 square feet, or approximately 2% of the buildings leasable space), partially offset by a new lease with Alex Brown (78,000 square feet, or approximately 4% of the building's leasable space) which was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Although approximately 21% of the building's space under tenant leases will expire by the end of 1995, negotiations are currently being conducted with a number of prospective tenants in the financial services industry to lease a significant portion of the current and anticipated vacant space. There can be no assurances that such negotiations will be successful. During the fourth quarter of 1994, the Joint Venture negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the twelfth and thirteenth floors (137,568 square feet or approximately 7% of the buildings leasable space) on or before June 30, 1996. The original lease, as amended, was to terminate on December 31, 2003. The amendment also added space on the eighth and ninth floors (44,360 square feet or approximately 2% of the buildings leasable space which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid on early termination fee of $29,000,000 to the Joint Venture that owns 1290 Avenue of the Americas on December 1, 1994. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant. During the second quarter of 1994 a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994 John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space.

     Occupancy at 237 Park Avenue during the year remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 3. As part of the Agreements, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur in 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. As a further consequence of the effectiveness of the reorganization plan, the restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $187,775,761 as of December 31, 1994). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC has had a dispute with the unaffiliated venture partners who are affiliates (hereinafter sometimes referred to as the "Olympia & York affiliates") of Olympia & York Developments, Ltd. (hereinafter sometimes referred to as "O&Y" over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 3 of Notes to Financial Statements. During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation for the period commencing July 1, 1993, contend that a 12-3/4% per annum fixed rate applies. The Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Three Joint Ventures and JMB/NYC or to finalize the transactions contemplated by the Agreement.

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring.
The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest will accrue at 9% per annum and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed above to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC, whose approval is incorporated into the Agreement. Furthermore, in the event of the filing of a pre-arranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway has been reallocated to 237 Park Avenue and 1290 Avenue of the Americas. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the purchase notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including accrued interest.

     Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related purchase note (each purchase note is secured by JMB/NYC's interest in the related Joint Venture). Under certain circumstances, the failure to repay a purchase note could constitute a default under, and permit an immediate acceleration of, the maturity of the purchase notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the purchase notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the JMB/NYC would then proceed to terminate its affairs.

     The Partnership believes that the transactions proposed in the Agreement, although subject to satisfaction of certain conditions, will be completed, thereby eliminating any potential funding obligation of the Partnership in the future (as more fully discussed in Note 3(c)). Consequently, the Partnership believes that its working capital reserves were in excess of the amount necessary for the future operations of the Partnership. Therefore, the Partnership distributed its excess working capital to the partners during February 1995, reference is made to Note 11(a).

     Long Beach Plaza

     In March 1993, the Partnership completed a settlement of its litigation with Australian Ventures, Inc. ("AVI") involving a long-term ground and improvement lease for approximately 144,000 square feet at the shopping center. Under the terms of the settlement, AVI paid the Partnership $550,000, and the parties terminated the ground and improvement lease. As a result, the gross leasable area owned by the Partnership increased by 144,000 square feet. In addition, both parties dismissed their respective claims in the lawsuit with prejudice. The Partnership paid the $550,000 received from AVI to the mortgage lender for the property as scheduled debt service due for April and part of May 1993 on the loan secured by the property. The Partnership has been aggressively marketing the vacated space. In January 1994, the Partnership leased approximately 27,200 square feet of the first floor of the vacated Buffum's building to Ross Dress for Less. The lease was scheduled to commence in April 1995, however, the tenant took early possession in March 1995 and is open for business as of the date of this report. In addition, Gold's Gym has expressed an interest to lease approximately 34,000 square feet of the third floor of the vacated Buffum's building and relocate from their current 9,813 square foot space on Pine Avenue. The Partnership has several prospects for the smaller Gold's Gym space. There can be no assurance this lease will be consummated. The Partnership had discussions with several other tenants regarding their requests for temporary rent relief commencing in 1992. The tenants indicated that, due to the poor sales levels of their stores at the mall, such relief was necessary if they were to continue to operate. After review of those tenants requesting relief, the Partnership decided to grant temporary relief (approximately 50% of their minimum rent) to certain tenants through December 31, 1992. The Partnership had re-evaluated each tenant's sales level and financial situation for 1993. Based on discussions with the tenants, additional relief was granted for 1993 and has been granted in 1994. As a result of the foregoing, the Partnership has initiated and continues to hold discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property. During December 1994, the lender agreed to extend the maturity of the loan until August 31, 1995 (reference is made to Note 4(b)(12)). Due to declining retail sales at the center along with one of the center's anchor tenants vacating its space in 1991, the Partnership has not remitted all of the scheduled debt service payments since June 1993. Payments of principal and interest in arrears as of the date of this report are approximately $6,233,000. There can be no assurance that such modification will be consummated (reference is made to Note 4(b)(12)).

     Greenwood Creek II

     On April 6, 1993, the Partnership transferred title to the Greenwood Creek II Apartments to the lender for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance. The Partnership recognized a gain in 1993 for financial reporting and Federal income tax purposes. Reference is made to Note 7(f).

     University Park

     University Park office building's major tenant, California Vision Services, vacated its space of 70,697 square feet (59% of the building) upon the expiration of its lease in April 1993. The tenant's anticipated space requirements over the next several years were expected to grow over 200,000 square feet which the property was unable to accommodate. The Partnership had actively marketed the vacated space. As a result of Cal-Vision's move out, the Partnership was unable to remit the full debt service payment and submitted cash flow from the property through May, 1993. In addition, the Partnership's discussions with the first mortgage lender to further modify the note had been unsuccessful. The Partnership decided not to commit any additional capital to the property. Given the current vacancy level of the building and the current and projected market conditions, the likelihood of recovering any additional cash investment necessary to retain ownership of the building would have been remote. As a result, on January 10, 1994, the Partnership transferred title to the property to the lender. This resulted in the Partnership recognizing a gain for financial reporting and Federal income tax purposes in 1994 with no corresponding distributable proceeds (reference is made to Note 4(b)(6)).

     Glades

     On December 1, 1994, the joint venture contracted with an affiliate of the General Partner (prior to the sale of such affiliate in December 1994 (Note (6)) to provide property management services for the Glades
Apartments. Fees for management services are not expected to change significantly and are equal to a percentage of defined gross income from the property.

     Rio Cancion

     On March 31, 1993, the Partnership sold the Rio Cancion Apartments. The mortgage loan was satisfied in full from the sales proceeds (reference is made to Note 7(e)).

     Carrollwood

     In September 1993, the venture refinanced the mortgage loan, secured by the property, with a third party lender (reference is made to Note 4(b)(10)). The venture did not receive any significant net proceeds upon refinancing.

     1001 Fourth Avenue

     In recent years, the Seattle, Washington office market has been very competitive due to significant overbuilding, especially in the Central Business District where 1001 Fourth Avenue Plaza is located. Vacancy rates exceeded 15%, and rental rates remained significantly depressed. In addition, a substantial amount of subleased space had become available in the immediate downtown area. Given the current and projected market conditions, the likelihood of recovering the additional cash investment necessary to fund anticipated operating deficits for 1001 Fourth Avenue Plaza would have been remote. As discussed more fully in Note 1, the Partnership recorded a $6,409,039 provision at June 30, 1992, for value impairment to reduce the net carrying value of the 1001 Fourth Avenue Plaza office building to the then outstanding balance of the related non-recourse financing due to the uncertainty of the Partnership's ability to recover the net carrying value of the investment property through future operations or sale.

     In addition, certain disputes had arisen between the Partnership and the lender regarding a $2,000,000 letter of credit maintained by the Partnership as additional security for the lender in connection with the existing loan modification. As a result of defaults alleged by the lender, the lender attempted to draw on the $2,000,000 letter of credit prior to its expiration in November 1992. Subsequent negotiations with the lender for a loan modification were unsuccessful. On November 1, 1993, the Partnership transferred title to the 1001 Fourth Avenue Plaza office building in full satisfaction of the Partnership's mortgage obligation (which had an outstanding balance, including accrued interest, of approximately $102,607,000). In exchange for the transfer of title, the lender had agreed to return the Partnership's bond and letter of credit. This transfer has resulted in the Partnership no longer having an ownership interest in the property. Reference is made to Note 4(b)(4).

     Eastridge Apartments

     In April 1994, the Partnership exercised its option for a discounted payoff of its mortgage obligation secured by the Eastridge Apartments (see
Note 4(b)(5)). On June 30, 1994, the Partnership sold the land, building and related improvements of the Eastridge Apartments located in Tucson, Arizona. See Note 7(g).

     Gables Corporate Plaza

     On January 5, 1994, the venture transferred title to the property to the lender. Therefore, neither the venture nor the Partnership have an ownership interest in the property. This transfer resulted in net gain for financial reporting and Federal income tax purposes in 1994 with no corresponding distributable proceeds. Reference is made to Note 4(b)(7).

     Plaza Tower

     The first mortgage loan secured by the property matured on November 1, 1994. Subsequently, the Partnership reached an agreement for a short-term extension until January 1, 1995 upon paying $15,000 extension fee to the existing lender. During January 1995, the Partnership reached another agreement with the existing lender for an extension until March 31, 1995 provided the Partnership pay down the principal balance and find an alternative source of financing.

     During February 1995, the Partnership made a principal payment in the amount of $1,500,000 to the existing lender and reached an agreement in principle with a third-party lender to refinance the mortgage note. Under the terms of the proposed refinancing, the Partnership would have to make an additional principal payment of approximately $1,010,000 in order to bring the total principal balance on the existing mortgage note to $14,900,000. Reference is made to Note 4(b)(13). However, there can be no assurance that the Partnership will be able to refinance the mortgage loan.

     General

     An affiliate of the General Partners that acted as the property manager (prior to its sale in December 1994 (note 6)) at a number of the Partnership's investment properties has deferred the receipt of pre-1993 property management and leasing fees. The cumulative amount of deferred pre-1993 property management and leasing fees at December 31, 1994 was approximately $12,915,000 (approximately $35 per $1,000 Interest). The amounts do not bear interest and are payable in the future. In February 1995, the Partnership paid off approximately $10,000,000 of these deferred property management and leasing fees to an affiliate of the General Partner. Reference is made to notes 9 and 11(b).

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

     Due to the market conditions and property specific factors discussed above and the general lack of buyers of real estate today, it is likely that the Partnership may hold some of its investment properties longer than originally anticipated in order to maximize the recovery of its investments and any potential return thereon. However, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive a substantially less than half of their original investment.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the corresponding decrease in short-term investments at December 31, 1994 as compared to December 31, 1993 is due primarily to the classification of approximately $9,724,000 of the Partnership's investments in U.S. Government obligations as cash equivalents at December 31, 1994, whereas none were so classified at December 31, 1993.

     The decreases in rents and other receivables, prepaid expenses, land and leasehold interests, building and improvements, accumulated depreciation, deferred expenses, current portion of long-term debt, accrued real estate taxes, unearned rents and tenant security deposits at December 31, 1994 as compared to December 31, 1993 and the related decreases in rental income, mortgage and other interest, depreciation, property operating expenses, professional service expenses and amortization for the year ended December 31, 1994 as compared to the year ended December 31, 1993 are due primarily to the lenders taking title to the Gables Corporate Plaza and University Park office buildings and to the sale of the Eastridge Apartments in 1994. The decrease in rental income is also attributable to the expiration of the IBM and John Hancock leases in 1994 at Copley Place multi-use complex, as discussed above.

     The increase in venture partners' deficits in ventures at December 31, 1994 as compared to December 31, 1993 and the corresponding increase in venture partners' share of losses from venture operations for the twelve months ending December 31, 1994 as compared to December 31, 1993 is due primarily to the venture partner's share of losses incurred at Copley Place multi-use complex; as discussed above (see Note 3(b)) offset by the venture partner's realization of its share of gain on the disposition of the Gables Corporate Plaza office building in January 1994 (as more fully discussed in Note 4(b)(7)).

     The decrease in amounts due to affiliates and the increase in escrow deposits are due primarily to (a) the payment of approximately $850,000 of previously deferred management fees at Copley Place multi-use complex and to (b) funding of the capital improvement escrow of approximately $3,065,000 pursuant to the terms of the Copley Place loan modification as more fully described in Note 4(b)(9).

     The increase in the Partnership's deficit investment in unconsolidated venture at equity at December 31, 1994 as compared to December 31, 1993 is due primarily to the Partnership recognizing its share of losses for JMB/NYC.

     The decrease in rental income, mortgage and other interest, depreciation, property operating expenses and general and administrative expenses for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due to the transfer of title to the 1001 Fourth Avenue office building in November 1993 (reference is made to Note 4(b)(4)) and to the sales of the Rio Cancion Apartments in March 1993 and the Greenwood Creek II Apartments in April 1993 (reference is made to Notes 7(e) and 7(f)).

     The increase in interest income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is due primarily to higher yields and higher average balances held in interest bearing U.S. Government obligations in the subsequent period as a result of proceeds retained from the sale of Old Orchard Shopping Center in September 1993. The increase is also attributable to interest earned on the capital improvement escrow at Copley Place as discussed above. The decrease in interest income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due primarily to lower yields and lower average balances held in interest bearing U.S. Government obligations in subsequent periods.

     The provision for value impairment of $6,409,039 at December 31, 1992 is due primarily to the reduction of the net carrying value of the 1001 Fourth Avenue office building as of June 30, 1992. (See Note 1.)

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the year ended December 31, 1994 as compared to December 31, 1993 is due primarily to the sale of the Partnership's interest in the Old Orchard shopping center in September 1993 (as more fully discussed in Note 3(d)). The decrease is also attributable to JMB/NYC recording a provision for value impairment at 2 Broadway at December 31, 1993, which reduced the subsequent depreciation expense related to that investment property, partially offset by a decrease in rental income in 1994 at the 2 Broadway Building due to Bear Stearns vacating its space (approximately 11% of the building's leasable space) in April 1994 upon expiration of its lease.

     The increase in the Partnership's share of the loss from operations of unconsolidated ventures and the related increase in the Partnership's deficit investment in unconsolidated venture for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due primarily to (i) a $192,627,560 provision for value impairment recorded in 1993 for 2 Broadway due to the potential sale of the property at a sales price significantly below its net carrying value, as more fully discussed above,
(ii) an $11,946,285 provision for doubtful accounts recorded by JMB/NYC in 1993 due to the uncertainty of collectibility of amounts due from the Olympia & York affiliates to the Three Joint Ventures, (iii) an $11,551,049 provision for doubtful accounts recorded by JMB/NYC in 1993 due to the uncertainty of collectibility of amounts due from tenants at the Three Joint Ventures' real estate investment properties, and (iv) increased aggregate interest accrued with reference to the Three Joint Ventures' mortgage loan commencing July 1, 1993 as a result of the expiration of the agreement with the Olympia & York affiliates, (as more fully discussed in Note 3(c)) and due to a decrease in rental income in 1993 at the 2 Broadway Building due to Merrill Lynch, Pierce, Fenner & Smith, Incorporated vacating its space (approximately 13% of the building's leasable space) upon lease expiration in August 1993.

     The decrease in venture partners' share of loss from ventures operations for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due primarily to the decrease in operating losses which resulted from the lower accrual rate on the loan modification as well as higher occupancy at the Copley Place multi-use complex.

     The net gain of $18,364,792 on sale or disposition of investment property for the year ended December 31, 1994 consists of a gain of $5,676,413 on the transfer of the University Park office building, a gain (net of venture partner's share) of $7,677,508 on the transfer of Gables Corporate Plaza office building, and a gain of $5,010,871 related to the sale of the Eastridge Apartments (as more fully discussed in Notes 4(b)(6), 4(b)(7), and 7(g)).

     The net gain of $11,083,791 for the year ended December 31, 1993 consists of a gain on the sale of the Rio Cancion Apartments of $2,524,958 (see Note 7(e)), a gain on the sale of the Greenwood Creek II Apartments of $1,787,073 (see Note 7(f)), a gain on the transfer of title to the 1001 Fourth Avenue office building of $6,771,760 (see Note 4(b)(4)).

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

     The gain on sale of interest in unconsolidated venture of $1,702,802 and $7,898,727 at December 31, 1994 and 1993, respectively, is due to the Partnership selling its interest in the Old Orchard Shopping Center and the receipt of certain contingent amounts resulting from the sale. Reference is made to Note 3(d) for a discussion of these transactions.

     The extraordinary item of $996,126 for 1994 is due to the discounted payoff of the mortgage note secured by the Eastridge Apartments (see Note 4(b)(5)).

     The extraordinary item for 1993 is the Partnership's share of prepayment penalty of $141,776 relating to the refinancing of the original mortgage note at the Carrollwood Apartments (see Note 4(b)(10)).


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation does have an adverse impact on property operating expenses, the increased expense may be offset by amounts recovered from tenants, as many long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon whether properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

                                INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1994 and 1993
Consolidated Statements of Operations, years ended December 31,
  1994, 1993 and 1992
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows, years ended December 31,
  1994, 1993 and 1992
Notes to Consolidated Financial Statements

                                                       SCHEDULE
                                                       --------

Consolidated Real Estate and Accumulated Depreciation     III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


                 JMB/NYC OFFICE BUILDING ASSOCIATES
                     AND UNCONSOLIDATED VENTURES

                                INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1994 and 1993
Combined Statements of Operations, years ended December 31,
  1994, 1993 and 1992
Combined Statements of Partners' Capital Accounts (Deficit),
  years ended December 31, 1994, 1993 and 1992
Combined Statements of Cash Flows, years ended December 31,
  1994, 1993 and 1992
Notes to Combined Financial Statements

                                                       SCHEDULE
                                                       --------

Combined Real Estate and Accumulated Depreciation         III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.








                    INDEPENDENT AUDITORS' REPORT



The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XIII, a limited partnership, (the Partnership), and its consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated ventures at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 3(c) to the consolidated financial statements, beginning July 1, 1993, the Partnership and its affiliated partners in JMB/NYC Office Building Associates, L.P. (JMB/NYC) were in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The Partnership's share of disputed interest aggregated $6,109,000 and $2,386,000 for the years ended December 31, 1994 and 1993, respectively, and has not been included in Partnership's share of loss from operations of unconsolidated ventures for 1994 or 1993 in the accompanying consolidated financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing for interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC. However, as discussed in Note 3(c), there are no assurances that the Agreement will be finalized





                                                      (Continued)

and become effective. In addition, as described in Notes 3 and 4 of the notes to the consolidated financial statements, the Partnership is in dispute or negotiations with various lenders and venture partners in connection with certain of its investment properties. Such disputes, negotiations and discussions could result, under certain circumstances, in the Partnership no longer having an ownership interest in these investment properties. The ultimate outcome of these uncertainties cannot be presently determined. The consolidated financial statements do not include any adjustments that might result from these uncertainties.







                                     KPMG PEAT MARWICK LLP



Chicago, Illinois
March 27, 1995

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993

                                                 ASSETS
                                                 ------
                                                                         1994             1993
                                                                     ------------     -----------
 Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $  9,551,909       5,362,152
  Short-term investments (note 1). . . . . . . . . . . . . . . . .     18,959,986      23,095,901
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . .        484,234         538,800
  Rents and other receivables. . . . . . . . . . . . . . . . . . .      3,115,173       3,711,359
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .        318,336         397,109
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .      6,064,754       3,918,882
                                                                     ------------    ------------
          Total current assets . . . . . . . . . . . . . . . . . .     38,494,392      37,024,203
Investment properties, at cost (notes 2, 3 and 4) - Schedule III:
    Land and leasehold interests . . . . . . . . . . . . . . . . .     20,935,810      27,002,062
    Buildings and improvements . . . . . . . . . . . . . . . . . .    409,040,913     447,201,128
                                                                     ------------    ------------
                                                                      429,976,723     474,203,190
    Less accumulated depreciation. . . . . . . . . . . . . . . . .    149,525,406     149,914,951
                                                                     ------------    ------------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . .    280,451,317     324,288,239
                                                                     ------------    ------------
Investment in unconsolidated venture, at equity (notes 1 and 3). .      2,451,859       2,446,681
Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . .      5,151,072       5,983,034
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . .        514,291         487,289
Venture partners' deficits in ventures (note 1). . . . . . . . . .      6,514,971       4,557,854
                                                                     ------------    ------------

                                                                     $333,577,902     374,787,300
                                                                     ============    ============

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                         1994             1993
                                                                     ------------     -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . .   $ 52,006,208      94,086,630
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      2,018,276       2,397,159
  Amounts due to affiliates (note 9) . . . . . . . . . . . . . . .     14,210,085      14,894,459
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . .        618,410         770,237
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .      9,112,566       8,591,163
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . .      1,755,290       2,064,479
                                                                     ------------    ------------
          Total current liabilities. . . . . . . . . . . . . . . .     79,720,835     122,804,127
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .        765,933         880,056
Investment in unconsolidated venture, at equity (notes 1, 3 and 10)    78,812,861      72,546,193
Long-term debt, less current portion (note 4). . . . . . . . . . .    361,563,239     360,881,897
                                                                     ------------    ------------
Commitments and contingencies (notes 2, 3, 4, 7, 8 and 11)

          Total liabilities. . . . . . . . . . . . . . . . . . . .    520,862,868     557,112,273
Venture partners' subordinated equity in venture (note 1). . . . .        329,785         330,185
Partners' capital accounts (deficits) (notes 1 and 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . .          1,000           1,000
      Cumulative net losses. . . . . . . . . . . . . . . . . . . .    (20,494,612)    (19,664,338)
      Cumulative cash distributions. . . . . . . . . . . . . . . .     (1,039,022)     (1,039,022)
                                                                     ------------    ------------
                                                                      (21,532,634)    (20,702,360)
                                                                     ------------    ------------
  Limited partners:
      Capital contributions, net of offering costs . . . . . . . .    326,224,167     326,224,167
      Cumulative net losses. . . . . . . . . . . . . . . . . . . .   (462,331,395)   (458,202,076)
      Cumulative cash distributions. . . . . . . . . . . . . . . .    (29,974,889)    (29,974,889)
                                                                     ------------    ------------
                                                                     (166,082,117)   (161,952,798)
                                                                     ------------    ------------
          Total partners' capital (deficits) . . . . . . . . . . .   (187,614,751)   (182,655,158)
                                                                     ------------    ------------
                                                                     $333,577,902     374,787,300
                                                                     ============    ============

                      See accompanying notes to consolidated financial statements.

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Income:
  Rental income. . . . . . . . . . . . . . . . .    $ 64,648,336      84,609,796      92,814,257
  Interest income. . . . . . . . . . . . . . . .       1,320,941         583,997         795,627
                                                    ------------    ------------    ------------
                                                      65,969,277      85,193,793      93,609,884
                                                    ------------    ------------    ------------
Expenses:
  Mortgage and other interest. . . . . . . . . .      37,651,732      50,753,647      57,574,370
  Depreciation . . . . . . . . . . . . . . . . .      13,753,198      18,343,123      19,490,916
  Property operating expenses. . . . . . . . . .      37,293,007      43,065,564      45,068,702
  Professional services. . . . . . . . . . . . .         547,566         708,403         681,645
  Amortization of deferred expenses. . . . . . .       1,525,373       2,410,540       1,671,011
  Management fees to general partners. . . . . .           --              --             12,715
  General and administrative . . . . . . . . . .         609,249         532,727         640,821
  Provision for value impairment (note 1). . . .           --              --          6,409,039
                                                    ------------    ------------    ------------

                                                      91,380,125     115,814,004     131,549,219
                                                    ------------    ------------    ------------
       Operating loss. . . . . . . . . . . . . .      25,410,848      30,620,211      37,939,335
Partnership's share of loss from operations
  of unconsolidated ventures (notes 1 and 10). .       6,271,489      22,416,922       8,007,990
Venture partners' share of loss of
  consolidated ventures' operations. . . . . . .      (5,659,744)     (2,008,939)     (3,376,600)
                                                    ------------    ------------    ------------
        Net operating loss . . . . . . . . . . .      26,022,593      51,028,194      42,570,725
Gain on sale or disposition of investment
  properties, net of venture partners'
  share of $2,887,659 in 1994
  (notes 4 and 7). . . . . . . . . . . . . . . .     (18,364,792)    (11,083,791)     (2,132,879)
Gain on sale of interest in unconsolidated
  venture (note 3(d)). . . . . . . . . . . . . .      (1,702,082)     (7,898,727)          --
                                                    ------------    ------------    ------------
        Loss before extraordinary items. . . . .       5,955,719      32,045,676      40,437,846

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Extraordinary items (notes 4(b)(2),
  4(b)(5), 7(b) and (c)) . . . . . . . . . . . .        (996,126)        141,776      (7,139,936)
                                                    ------------    ------------    ------------

       Net loss. . . . . . . . . . . . . . . . .    $  4,959,593      32,187,452      33,297,910
                                                    ============    ============    ============

Net loss per limited partnership interest
  (note 1):
    Net operating loss . . . . . . . . . . . . .    $      68.22          133.78          111.62
    Gain on sale or disposition of
      investment properties and
      extinguishment of debt . . . . . . . . . .          (49.66)         (29.97)          (5.77)
    Gain on sale of interest in uncon-
      solidated venture. . . . . . . . . . . . .           (4.60)         (21.35)          --
    Extraordinary items. . . . . . . . . . . . .           (2.69)            .38          (19.31)
                                                    ------------    ------------    ------------

      Net loss . . . . . . . . . . . . . . . . .    $      11.27           82.84           86.54
                                                    ============    ============    ============



















                      See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                      CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                            CONTRI-
                                                            BUTIONS
                       NET                                  NET OF        NET
            CONTRI-  EARNINGS      CASH                    OFFERING     EARNINGS      CASH
            BUTIONS   (LOSS)   DISTRIBUTIONS   TOTAL        COSTS        (LOSS)   DISTRIBUTIONS   TOTAL
            ------- ---------- ------------------------ ------------ ------------ -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1991. . . . .$1,000(16,622,216) (1,031,393)(17,652,609) 326,224,167 (395,758,836) (29,791,797)(99,326,466)
Net loss . . . --   (1,610,101)       --    (1,610,101)       --      (31,687,809)       --   (31,687,809)
Cash distri-
 butions
 ($.50 per
 limited
 partnership
 interest) . . --       --           (7,629)    (7,629)       --           --         (183,092)  (183,092)
             -----------------   --------------------- ------------  ------------  -----------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1992. . . . .1,000(18,232,317)  (1,039,022)(19,270,339)326,224,167  (427,446,645) (29,974,889)(131,197,367)
Net loss . . . --   (1,432,021)       --    (1,432,021)       --      (30,755,431)      --    (30,755,431)
Cash distri-
 butions
 ($0 per
 limited
 partnership
 interest) . . --        --           --         --           --            --           --         --
             -----------------   --------------------- ------------  ------------  -----------------------
                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                                GENERAL PARTNERS                                   LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                            CONTRI-
                                                            BUTIONS
                       NET                                  NET OF        NET
            CONTRI-  EARNINGS      CASH                    OFFERING     EARNINGS      CASH
            BUTIONS   (LOSS)   DISTRIBUTIONS   TOTAL        COSTS        (LOSS)   DISTRIBUTIONS   TOTAL
            ------- ---------- ------------------------ ------------ ------------ -------------------------

Balance
 (deficit)
 Decem-
 ber 31,
 1993. . . . .1,000(19,664,338)  (1,039,022)(20,702,360)326,224,167  (458,202,076) (29,974,889)(161,952,798)
Net earn-
 ings (loss) . --     (830,274)       --      (830,274)       --       (4,129,319)       --    (4,129,319)
Cash distri-
 butions
 ($0 per
 limited
 partnership
 interest) . . --        --           --         --           --            --           --         --
             ------- ----------   ---------- -----------  -----------  ------------  -----------  ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994. . ...$1,000 (20,494,612)  (1,039,022)(21,532,634) 326,224,167  (462,331,395) (29,974,889)(166,082,117)
             =================   ========== ===========  ===========  ============  =========== ============












                        See accompanying notes to consolidated financial statements.

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .    $ (4,959,593)    (32,187,452)    (33,297,910)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . .      13,753,198      18,343,123      19,490,916
    Amortization of deferred expenses. . . . . .       1,525,373       2,410,540       1,671,011
    Amortization of discount on long-term debt .         116,398         103,298          91,671
    Long-term debt - deferred accrued interest .      10,854,534      13,461,723      13,710,342
    Partnership's share of loss from operations
      of unconsolidated ventures . . . . . . . .       6,271,489      22,416,922       8,007,990
    Venture partners' share of consolidated
      ventures' operations . . . . . . . . . . .      (5,659,744)     (2,008,939)     (3,376,600)
    Gain on sale or disposition of investment
      properties . . . . . . . . . . . . . . . .     (18,364,792)    (11,083,791)     (2,132,879)
    Provision for value impairment (note 1). . .           --              --          6,409,039
    Extraordinary items. . . . . . . . . . . . .        (996,126)        141,776      (7,139,936)
    Gain on sale of interest in unconsolidated
      venture. . . . . . . . . . . . . . . . . .      (1,702,082)     (7,898,727)          --
  Changes in:
    Restricted funds . . . . . . . . . . . . . .          54,566       2,319,106        (272,906)
    Rents and other receivables. . . . . . . . .         596,186        (430,632)      1,227,951
    Prepaid expenses . . . . . . . . . . . . . .          78,773         100,997          50,122
    Escrow deposits. . . . . . . . . . . . . . .      (2,145,872)       (634,588)     (2,054,307)
    Accrued rents receivable . . . . . . . . . .         (27,002)      2,755,732         824,390
    Accounts payable . . . . . . . . . . . . . .        (378,883)          9,591      (1,224,442)
    Unearned rents . . . . . . . . . . . . . . .        (151,827)       (357,915)        (26,887)
    Accrued interest . . . . . . . . . . . . . .         521,403       1,957,457         546,217
    Accrued real estate taxes. . . . . . . . . .        (309,189)        691,017         179,232
    Amounts due to affiliates. . . . . . . . . .        (684,374)         26,167       2,390,394
    Tenant security deposits . . . . . . . . . .        (114,123)       (119,739)       (305,083)
                                                    ------------    ------------    ------------
          Net cash provided by (used in)
            operating activities . . . . . . . .      (1,721,687)     10,015,666       4,768,325
                                                    ------------    ------------    ------------
                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    properties, net of selling expenses
    (note 7) . . . . . . . . . . . . . . . . . .      11,781,988       1,220,737         338,196
  Additions to investment properties . . . . . .      (1,796,484)     (3,188,425)     (6,144,928)
  Cash expended in disposition of
    investment properties. . . . . . . . . . . .          (1,014)        (55,111)         --
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . .       4,135,915     (18,470,959)      3,311,641
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . .       1,702,082      16,978,465          --
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . .         (10,000)       (983,668)     (1,796,723)
  Payment of deferred expenses . . . . . . . . .        (693,408)     (1,030,569)     (2,444,529)
                                                    ------------    ------------    ------------
          Net cash provided by (used in)
            investing activities . . . . . . . .      15,119,079      (5,529,530)     (6,736,343)
                                                    ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from refinancing of long-term debt. .           --              4,253      10,840,261
  Retirement of long-term debt . . . . . . . . .           --              --        (10,726,327)
  Principal payments on long-term debt . . . . .     (10,022,203)     (1,789,503)       (841,946)
  Venture partners' contributions to ventures. .         814,568          33,746         158,931
  Distributions to limited partners. . . . . . .           --              --           (183,092)
  Distributions to general partners. . . . . . .           --              --             (7,629)
                                                    ------------    ------------    ------------
          Net cash used in
            financing activities . . . . . . . .      (9,207,635)     (1,751,504)       (759,802)
                                                    ------------    ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . .       4,189,757       2,734,632      (2,727,820)

          Cash and cash equivalents,
            beginning of year. . . . . . . . . .             5,362,152 2,627,520       5,355,340
                                                    ------------    ------------    ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . .    $  9,551,909       5,362,152       2,627,520
                                                    ============    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . .    $ 26,150,776      35,628,310      43,340,504
                                                    ============    ============    ============
                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        1994            1993            1992
                                                    ------------    ------------    ------------
 Non-cash investing and financing activities:
  Total sales price of investment properties,
    net of selling expenses. . . . . . . . . . .    $ 11,781,988      18,479,297      18,442,566
  Mortgage loan payable. . . . . . . . . . . . .           --        (17,258,560)    (18,104,370)
                                                    ------------    ------------    ------------
    Cash sales proceeds from sale of
      investment properties, net of
      selling expenses . . . . . . . . . . . . .    $ 11,781,988       1,220,737         338,196
                                                    ============    ============    ============
  Proceeds from refinancing of long-term
    debt (note 3(l)) . . . . . . . . . . . . . .    $      --          7,455,000           --
  Payoff of long-term debt . . . . . . . . . . .           --         (7,160,425)          --
  Prepayment penalty . . . . . . . . . . . . . .           --           (141,776)          --
  Refinancing costs. . . . . . . . . . . . . . .           --           (148,546)          --
                                                    ------------    ------------    ------------
          Proceeds from refinancing of
            long-term debt . . . . . . . . . . .    $      --              4,253           --
                                                    ============    ============    ============

       Contributions payable to unconsolidated
         venture (note 3(c)) . . . . . . . . . .    $      --          1,200,000           --
                                                    ============    ============    ============

       Principal balance due on mortgages payable   $  9,696,126           --         13,589,936
       Payment on long-term debt . . . . . . . .      (8,700,000)          --         (6,300,000)
                                                    ------------    ------------    ------------
         Extraordinary items - non-cash gain
           recognized on forgiveness of
           indebtedness (notes 4(b)(2),
           4(b)(5), 7(b) and 7(c)) . . . . . . .    $    996,126           --          7,289,936
                                                    ============    ============    ============








                      See accompanying notes to consolidated financial statements.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  DECEMBER 31, 1994, 1993 AND 1992


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

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates (note 3(d)) and the Partnership's indirect interest in (through Carlyle-XIII Associates, L.P.) JMB/NYC Office Building Associates, L.P. (("JMB/NYC") note 3(c))

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1994 and 1993 is summarized as follows:

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                   1994                            1993
                                   ------------------------------  ------------------------------
                                     GAAP BASIS        TAX BASIS      GAAP BASIS       TAX BASIS
                                    ------------      -----------    ------------     -----------
Total assets . . . . . . . . . . .  $333,577,902      95,005,745     374,787,300      99,599,312

Partners' capital accounts
  (deficits) (note 5):
     General partners. . . . . . .   (21,532,634)    (30,855,292)    (20,702,360)    (34,839,564)
     Limited partners. . . . . . .  (166,082,117)   (216,768,786)   (161,952,798)   (218,137,769)

Net earnings (loss) (note 5):
     General partners. . . . . . .      (830,274)      3,984,272      (1,432,021)      4,121,438
     Limited partners. . . . . . .    (4,129,319)      1,368,982     (30,755,431)     22,488,643

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . .        (11.27)           3.73          (82.84)          61.41
                                    ============    ============    ============    ============

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     Certain reclassifications have been made to the 1992 and 1993 financial statements in order to conform with the 1994 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($9,724,000 and none at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As more fully discussed in note 3(c), in 1993, due to the potential sale of the 2 Broadway building at a sales price significantly below its net carrying value and due to discussions (subsequently resulting in an agreement) with the O & Y affiliates regarding the reallocation of the unpaid first mortgage indebtedness currently allocated to 2 Broadway, the 2 Broadway venture has made a provision for value impairment on such investment property of $192,627,560 as of December 31, 1993. The provision for value impairment has been allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, in the amounts of $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC, respectively.

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

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1994 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt secured by the Long Beach Plaza has been classified by the Partnership as a current liability at December 31, 1994 (see note 4(b)(12)) because the resolution of the negotiations with the lender for the Long Beach Plaza is uncertain and the debt is now scheduled to mature in 1995. The Partnership considers the disclosure of the SFAS 107 value of such long-term debt to be impracticable. The remaining debt, with a carrying balance of $379,835,093, has been calculated to have an SFAS 107 value of $303,938,809 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such assumed debt amounts reported (see note 4). The Partnership has no other significant financial instruments.

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

(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures (note 3), nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Twelve properties have been sold or disposed of by the Partnership as of December 31, 1994. All of the remaining properties owned at December 31, 1994 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash from a property's operations and projected sale are less than the property's net carrying value.

     Depreciation on the operating properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     All investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership. A portion of the long-term debt on the Copley Place multi-use complex and Gables Corporate Plaza (disposed January 1994, note 4(b)(7)) represent mortgage loans which are subordinated to the existing senior mortgage loans.

     (b) Long Beach Plaza

     The Partnership purchased Long Beach Plaza located in Long Beach, California for $45,839,458 (net of discount on long-term debt of $10,330,542). In January 1981, Australian Ventures, Inc. ("AVI") signed a 99 year ground and improvement lease at the Long Beach Plaza shopping center located in Long Beach, California for approximately 144,000 square feet. AVI sublet the space to Buffum's Department Store, an affiliate of AVI. In March 1991, Buffum's filed for protection from creditors under

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Chapter XI of the United States Bankruptcy Code. In May 1991, Buffum's vacated the leased premises. As a result and pursuant to certain provisions of the ground and improvement lease that, among other things, requires continuous operation of a store at the premises during the lease term, the Partnership sought a termination of the lease and to obtain possession of the premises. In March 1993, the Partnership completed a settlement of its litigation with AVI involving the lease. Under the terms of the settlement, AVI paid the Partnership $550,000, and the parties terminated the ground and improvement lease. In addition, both parties dismissed their respective claims in the lawsuit with prejudice. The Partnership paid the $550,000 received from AVI to the mortgage lender for the property as scheduled debt service due for April and part of May 1993 on the loan secured by the property. The Partnership has initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property. As more fully discussed in note 4(b)(12), the lender has agreed to a short-term loan extension until August 31, 1995. There can be no assurance that such extension or any modification will be consummated. If the Partnership is unable to secure a modification or further extension to the loan, the Partnership may decide not to commit any significant additional amounts of the property. This would result in the Partnership no longer having an ownership interest in such property and would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1994 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $152,831,130 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, two apartment complexes, four office buildings, and a multi-use complex. The joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from the Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Certain of the venture properties have been financed under various long-term debt arrangements as described in note 4 and to Note 5 of Notes to the Combined Financial Statements.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


relating to the various ownership interests of the Partnership and its venture partners. During 1994, 1993 and 1992, three, two and three, respectively, of the ventures' properties produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

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

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return to 1989 and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner has loaned approximately $13,398,000 through December 31, 1994 to fund its required obligations. The loan accrues interest at the contract rate based on the joint venture partner's line of credit. The line of credit bears interest at a floating rate (currently averaging 6.06% per annum at December 31, 1994). The outstanding principal and accrued interest, if any, are to be repaid from future available cash flow, as defined. During 1994, the joint venture paid approximately $3,597,000 of accrued interest on these loans. In addition, the Partnership and the joint venture partner were obligated to equally contribute towards tenant improvement and other capital costs beginning in 1990. The Partnership contributed $847,022 in 1990 as its 50% share of capital and tenant improvement costs at the property. In addition, the venture partner and the Partnership each contributed $7,786,931 in October 1990. Commencing January 1, 1992, the Partnership and the venture partner are required to equally fund all cash deficits of the property. In addition, commencing January 1, 1992, annual cash flow (as defined) after repayment to the venture partner of operating deficit loans, is to be allocated equally between the Partnership and joint venture partner. In March 1994, the venture partner and the Partnership each contributed $424,980 for the payment of previously deferred management fees for 1993.

     Operating profits and losses of the joint venture are 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provides that, in general, upon any sale or refinancing of the complex the first $60,000,000 of net proceeds will be distributed equally between the Partnership and the joint venture partner. The Partnership will then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at December 31, 1994 is $12,000,000). The Partnership will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which has been paid or is payable to the developer on its $20,000,000 purchase price note. The joint venture partner will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the $20,000,000 purchase price note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. Reference is made to note 4(b)(9) for a discussion of the modification of the mortgage loan (effective March 1, 1992) for the property.

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

     JMB/NYC is a joint venture among Carlyle-XIII Associates, L.P., Carlyle-XIV Associates, L.P. and Property Partners, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. Effective March 25, 1993, the Partnership became a 20% shareholder of Carlyle Managers, Inc. Related to this investment, the Partnership has an obligation to fund, on demand, $600,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an agreement with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain Preference Amounts, as defined. The agreement would also, among other things, provide for no further allocation from the Three Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Three Joint Ventures only to the extent of cash flow distributions to JMB/NYC. In March 1993, JMB/NYC, originally a general partnership, was converted to a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIII Associates, L.P. in exchange for its limited partnership interest in that partnership. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership became a 20% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund, on demand, $600,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 25%.

     In October 1994, JMB/NYC entered into an agreement ("the Agreement") with the Olympia & York affiliates of Olympia & York Developments, Ltd. ("O&Y") who are venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve most all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below. As part of the Agreement, in order to facilitate the

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur in 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings there exists a possibility that one or more of the plans could be challenged by certain creditors resulting in elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. As further consequence of the effectiveness of the reorganization plan, the restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $187,556,991 as of December 31, 1994). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at December 31, 1994 and 1993. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $93,853,559 at December 31, 1994. During 1993 and 1994, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides, upon the sale of the 2 Broadway Building, for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be re-allocated and will be payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization were allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income is allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There were no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994.

     Under the terms of the Three Joint Ventures agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the O&Y affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The O&Y affiliates have alleged that pursuant to the Three Joint Ventures agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for calculating JMB/NYC's share of operating cash flow or deficits through 1991 was as though the rate were fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan. JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


JMB/NYC would have been required to make to the Three Joint Ventures as if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitled the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the Three Joint Ventures. Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and will be repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at December 31, 1994 is approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that the 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the twelve months ended December 31, 1994 was $117,033,279. Based upon the amount of interest determined by JMB/NYC for the twelve months ended December 31, 1994, interest expense for the Three Joint Ventures was $64,482,676. The effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $73,071,429 (of which the Partnership's share is $8,494,554) for the period July 1, 1993 through December 31, 1994 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     The Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81.5 million for 1290 Avenue of the Americas and $38.5 million for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactive effective May 1, 1994. Net proceeds available, if any, after repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.3% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The terms of the current joint venture partnership agreements between the Olympia & York affiliates and JMB/NYC for the Three Joint Ventures provide, in the event of a dissolution and liquidation of a Joint Venture, that if there is a deficit balance in the tax basis capital account of JMB/NYC, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/NYC generally would be required to contribute cash to the Joint Venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of a Joint Venture's property generally would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the joint venture agreement. However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of a Joint Venture, JMB/NYC would be required to contribute funds to the Joint Venture (regardless of whether any proceeds were received by JMB/NYC from the disposition of the Joint Venture's property) to eliminate any remaining deficit capital account balance.

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $78,812,861 at December 31, 1994) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring.
The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest will accrue at 9% per annum and unless previously paid out of excess property cash flow will be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The O & Y affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15,000,000. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed above to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the O & Y affiliates would be subject to, among other things, the approval of the first mortgage lender as well as JMB/NYC in which approval is incorporated into the Agreement with the Olympia & York affiliates. In anticipation of this sale and in accordance with the Agreement with the Olympia & York affiliates, the unpaid first mortgage indebtedness previously allocated to 2 Broadway, has been re-allocated to
237 Park Avenue and 1290 Avenue of the Americas.   While there can be no
assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment has been recorded for financial reporting purposes at December 31, 1993 for $192,627,560, net of the non-recourse portion of the Purchase Notes related to the 2 Broadway Joint Venture interests that are payable by JMB/NYC to the O & Y affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the O & Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes, including related accrued interest.

     The properties are being managed by an affiliate of the Olympia & York affiliates for a fee equal to 1% of gross receipts. An affiliate of the Olympia & York affiliates performs certain maintenance and repair work and construction of certain tenant improvements at the investment properties. Additionally, the Olympia & York affiliates have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not to date been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O&Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Three Joint Ventures and JMB/NYC or to finalize the transactions contemplated by the Agreement.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of JMB/NYC's interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the JMB/NYC would then proceed to terminate its affairs.

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

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV, the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV was also entitled to receive up to an additional $4,300,000 based upon certain events (as defined), all of which was earned and was subsequently received in 1994. Upon receipt, OOUV distributed the $4,300,000 to the respective partners based upon their pre-contribution percentage interests. OOUV still may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

     Contemporaneously with the formation of the new limited partnership, OOUV redeemed Orchard Associates' ("Orchard") interest in OOUV for $56,689,747 (before closing costs and prorations). This transaction has resulted in Orchard having no ownership interest in the property as of the effective date of the redemption agreement. Orchard recognized a gain of $15,797,454 for financial reporting purposes ($7,898,727 allocable to the Partnership) and recognized a gain for Federal income tax reporting purposes of $32,492,776 ($16,246,388 allocable to the Partnership) in 1993.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation the distribution to OOUV of $4,300,000 and the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000, as discussed above, and distributed to each of the respective partners their 50% share ($1,702,082 to the Partnership) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting purposes and recognized a gain for Federal income tax purposes in 1994. Upon receipt of all or a portion of the remaining contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amount will be received.


(4)  LONG-TERM DEBT

     (a)  General

     As described in note 4(b) and in response to operating deficits incurred at certain properties, the Partnership is seeking and/or has received mortgage note modifications on certain properties. Certain of the modifications received which have expired and others expire on various dates commencing November 1996. In addition, certain properties have loans with scheduled maturities commencing March 1995. Upon expiration of such modifications or at maturity, should the Partnership or its ventures be unable to secure new or additional modifications to or refinancing of the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. This generally would result in the Partnership no longer having an ownership interest in such properties and may result in gain for financial reporting and Federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Long-term debt consists of the following at December 31, 1994 and 1993:
                                                                           1994           1993
                                                                       -----------    -----------
11.5% Purchase Price mortgage note; secured by Copley Place
  multi-use complex in Boston, Massachusetts; accruing interest through August 31, 1998 when the entire balance is payable
  (note 3(b)). . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 70,436,336     62,818,952

8% mortgage note (the note has been modified; see note 4(b)(9))
  due August 1998; secured by Copley Place multi-use complex in Boston,  Massachusetts; balance originally payable
  in monthly installments of principal and interest of
  $2,184,042 through September 30, 1993 and $1,306,321
  thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . .     212,864,138    209,716,711

9-5/8% mortgage note; secured by the Plaza Tower office building in Knoxville, Tennessee; payable in monthly installments of principal and interest of $184,421 originally due November 1,
  1994 and subsequently extended to March 1, 1995 when the
  remaining principal of $15,910,000 is payable;
  see note 4(b)(13). . . . . . . . . . . . . . . . . . . . . . . .      17,674,426     18,160,291

12.80% mortgage note; secured by the Gables Corporate Plaza
  office building in Coral Gables, Florida; originally payable in monthly installments of principal and interest until May 1,
  1993 when the remaining principal balance was payable
  (The note had been modified and was discharged in January 1994;
  see note 4(b)(7)). . . . . . . . . . . . . . . . . . . . . . . .          --         24,967,836

13-1/8% mortgage note; secured by the Sherry Lane Place
  office building in Dallas, Texas; originally payable in
  monthly installments of principal and interest until
  December 27, 1995 when the remaining principal balance
  is payable.  (The note has been remodified;
  see note 4(b)(1)). . . . . . . . . . . . . . . . . . . . . . . .     40,498,538      40,498,538


                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                           1994           1993
                                                                       -----------    -----------
13% mortgage note secured by the Long Beach Plaza
  shopping center in Long Beach, California; payable
  in monthly installments of principal and interest
  of $372,583 originally due June 27, 1994 and
  subsequently extended to August 31, 1995 when the
  remaining principal balance of $33,734,354 is
  payable; see note 4(b)(12) . . . . . . . . . . . . . . . . . . .     33,734,354      33,734,354

12-1/2% mortgage note; secured by the University Park
  office building in Sacramento, California;
  originally payable in monthly installments of
  interest only at the rate of 11% per annum with
  the difference accruing until maturity on
  July 1, 1993.   (The note had been modified and
  was discharged in January 1994; see note 4(b)(6)). . . . . . . .          --         16,294,125

Other mortgage loans:
  Long Beach Plaza shopping center, non-interest bearing,
    (net of $8,965,815 and $9,082,213 unamortized discount
    at 12% at December 31, 1994 and 1993, respectively),
    due 2014 . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,034,185        917,787

  Marshalls Aurora Plaza shopping center, 12-3/4%;
    originally payable in monthly installments of
    principal and interest until November 1, 1996 when
    the remaining principal balance is payable.
    (The note has been modified; see note 4(b)(11)). . . . . . . .       5,890,904      6,468,313

  Eastridge apartment complex, 10.34%, due 1995
    (modified July 1, 1987 and satisfied in April
    1994, see notes 4(b)(5) and 7(g)). . . . . . . . . . . . . . .          --          9,752,617

  Greenwood Creek II apartment complex, 13-1/4%,
    due 1997 (satisfied in 1993, see
    notes 4(b)(8) and 7(f)). . . . . . . . . . . . . . . . . . . .          --             --

  Glades apartment complex, 6.1%, due 2002
    (refinanced in 1992, see note 4(b)(2)) . . . . . . . . . . . .       9,860,000      9,890,000

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                           1994           1993
                                                                       -----------    -----------

  Glades apartment complex, 6% (plus,
    subsequent to April 1995, 50% of cash flows
    (as defined)), accruing interest through
    October 1, 2002 when the entire balance
    is payable (refinanced in 1992, see
    note 4(b)(2)). . . . . . . . . . . . . . . . . . . . . . . . .         950,261        950,261

  Carrollwood apartment complex, 7.45%,
    due 1998 (refinanced in 1993,
    see note 4(b)(10)) . . . . . . . . . . . . . . . . . . . . . .       7,227,872      7,400,309

  Other; see note 3(b) . . . . . . . . . . . . . . . . . . . . . .      13,398,433     13,398,433
                                                                      ------------    -----------

          Total debt . . . . . . . . . . . . . . . . . . . . . . .     413,569,447    454,968,527
          Less current portion of long-term debt . . . . . . . . .      52,006,208     94,086,630
                                                                      ------------    -----------

          Total long-term debt . . . . . . . . . . . . . . . . . .    $361,563,239    360,881,897
                                                                      ============    ===========

          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Included in the above total long-term debt is $60,733,525 and $62,095,000, for 1994 and 1993, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the various notes.

     Five year maturities of long-term debt are as follows:

                 1995. . . . . . . . . . . . . .  $ 52,006,208
                 1996. . . . . . . . . . . . . .     5,956,799
                 1997. . . . . . . . . . . . . .       352,974
                 1998. . . . . . . . . . . . . .   330,078,126
                 1999. . . . . . . . . . . . . .       157,500
                                                  ============

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

     The venture received a remodification from the lender to extend the initial payment terms of the modification through the January 1, 1991 payment. Subsequently, the venture reached an agreement to further extend the initial payment terms of the modification through the January 1, 1992 payment. The venture was negotiating with the first mortgage lender regarding an additional modification or refinancing, and submitted debt service payments under the previously modified terms to the extent of available property cash flow through September 30, 1992. On October 1, 1992, the venture refinanced the existing long-term mortgage note (of approximately $10,426,000) with a first and second mortgage note. The venture paid a prepayment penalty relating to the original mortgage of $300,000 in connection with the refinancing. The Partnership recognized its share of $150,000 as an extraordinary item for financial reporting purposes. The new first mortgage loan of $9,890,000 provides for interest only payments of 6.1% per annum from October 1, 1992 through September 30, 1994. Thereafter, monthly installments of principal and interest are due (amortized over a 30 year term) through the maturity of the loan on October 1, 2002. The second mortgage loan of $950,261 accrues simple interest of 6% per annum and requires quarterly payments of 50% of the net cash flow (as defined) beginning April 1, 1995 through the earlier of the repayment or maturity of the loan on October 1, 2002. There were no distributable proceeds from the refinancing.

          (3)  Rio Cancion Apartments

     The mortgage note secured by the Rio Cancion apartments located in Tucson, Arizona and related deferred interest was satisfied on March 31, 1993 upon sale of the property (see note 7(e)). The first mortgage loan was modified in 1987 and 1989 to lower the interest payable. On June 9, 1992, the Partnership reached an agreement for an additional modification to the first mortgage loan effective November 1, 1991. Through December 31, 1992, the Partnership was required to submit debt service payments at a rate of 10.25% per annum. On January 1, 1993, the contract rate of 12.25% per annum and the pay rate of 10.25% per annum was permanently lowered to 10%. The additional modification also extended the maturity date to January 1, 1997. In return, the lender was entitled to, as additional interest, a minority residual participation of 25% of net sales proceeds (as defined) after the Partnership had recovered its investment (as defined).

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

     The Partnership continued to maintain a $2,000,000 letter of credit as additional security for the lender for the modification of interest rates, repayment schedule and other terms of the original loan. The letter of credit was secured by the Partnership's investments in U.S. Government obligations in an equal amount. The letter of credit was to be renewed annually until the earlier of June 15, 1995 or the date on which Operating Income (as defined) from the property equaled at least 1.2 times the original debt service for a twelve month period. In October 1992, the Partnership notified the lender of its intent not to renew the letter of credit based on the property generating sufficient Operating Income (as defined) to meet the calculation requirement described above. As a result, the lender subsequently notified the Partnership that the Partnership was in default for non-submittal of Net Cash Flow (as defined). Although the Partnership had escrowed certain amounts for 1991 and 1992, the Partnership did not believe it was in default with respect to such escrow obligations. As a result of the alleged defaults, the lender subsequently attempted to draw on the $2,000,000 letter of credit prior to the letter of credit expiring in November 1992. The Partnership obtained a temporary restraining order from the Supreme Court of the State of New York disallowing the lender from drawing on the letter of credit in consideration for the Partnership renewing the letter of credit for a period of ninety days to allow the parties to attempt to resolve their differences. In February 1993, the Partnership extended the letter of credit for an additional sixty days in a further attempt to resolve the disputes with the lender. Subsequently, in March 1993, the temporary restraining order expired. The Supreme Court of the State of New York had agreed to extend the temporary restraining order providing the Partnership post a $2,000,000 bond by April 1, 1993. The Partnership posted a $2,000,000 bond on April 1, 1993. The lender appealed this entire order. On April 29, 1993, the Partnership was notified by the Supreme Court of the State of New York that a decision was rendered in favor of the Partnership regarding the disputes surrounding the letter of credit. In late June 1993, an order was entered by the court reflecting said decision. The lender notified the Partnership that they intended to appeal the order. As a result, the lender claimed that the release of the bond and the return of the letter of credit had been stayed pending the appeal. As previously reported, the Partnership was attempting to obtain an additional loan modification from the mortgage lender. Such negotiations proved to be unsuccessful and in November 1993, the Partnership transferred title to the property in full satisfaction of the Partnership's mortgage obligation. As

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


part of the agreement to transfer title, the lender agreed to settle the litigation and agreed to the return of the Partnership's bond and letter of credit. The transfer of the Partnership's ownership interest resulted in a net gain of $6,771,760 for financial reporting purposes and a gain of $27,567,458 for Federal income tax purposes with no corresponding distributable proceeds in 1993.

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

     In April 1994, the Partnership exercised its option under the latest loan modification for a discounted payoff of its mortgage obligation secured by the Eastridge Apartments. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000. As a result of this transaction, the Partnership recognized an extraordinary gain of $996,126 for financial reporting purposes in 1994. The Partnership determined that exercising its option for the early payoff was necessary in order to maximize its return upon sale of the property which occurred on June 30, 1994 (see note 7(g)).

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

     In April 1993, the Partnership began submitting cash flow debt service payments to the lender due to the move-out of the building's primary tenant. The Partnership's discussions with the first mortgage lender to further modify the note were unsuccessful. The Partnership transferred title to the property to the lender in January 1994. This resulted in the Partnership no longer having an ownership interest in the property, and resulted in net gain of approximately $5,676,000 for financial reporting and approximately $6,897,000 for Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1994.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


          (7) Gables Corporate Plaza

     The Gables venture reached an agreement to modify the long-term first mortgage note secured by Gables Corporate Plaza located in Coral Gables, Florida. Effective April 1, 1989, the contract rate was permanently lowered from 12.8% to 10.75% per annum from January 1, 1989 through December 31, 1993; interest only payments were due at a rate of 7% per annum. The difference between the interest paid and the contract rate was deferred and was accrued at the contract rate. Deferred interest was due monthly from cash flow or upon maturity of the note. From April 1, 1994 through maturity in 1996, interest only payments were due at the original contract rate.

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

     The Gables venture had negotiated for an additional modification or refinancing of the first mortgage loan. Since January 1991, interest only payments were remitted at a 5% pay rate instead of the required 7% rate to the extent of available property cash flow. Negotiations with the lender were unsuccessful and the Partnership on behalf of the venture decided to not commit any significant additional amounts to the property. On May 3, 1993, the lender appointed a receiver and took possession and control of the property. In addition, the venture entered into an agreement with the lender whereby the venture would transfer title to the lender in January 1994. During this period, the venture attempted to sell the property. The venture was unable to sell the property during the allotted time, and therefore, transferred title of the property to the lender in accordance with its previous agreement. This resulted in the venture no longer having an ownership interest and resulted in net gain of approximately $7,678,000 for financial reporting and approximately $3,793,000 for Federal income tax purposes without any net distributable proceeds in 1994. Accordingly, the balances of the mortgage note and related accrued interest with a combined outstanding balance of approximately $24,970,000 at December 31, 1993 had been classified as current liabilities in the accompanying consolidated financial statements.

          (8) Greenwood Creek II Apartments

     The Partnership was negotiating for modification of the long-term mortgage note secured by Greenwood Creek II Apartments located in Benbrook (Fort Worth), Texas. As a result of the negotiations, the Partnership made monthly debt service payments of interest only at a rate of 8% per annum between January 1989 and January 1990. In February 1990, the Partnership ceased making debt service until March 1991. The Partnership had reached an agreement in principle with the lender to submit the monthly cash flow as debt service payments beginning April 1991 while continuing to negotiate for the modification. However, the Partnership was notified that the loan had been sold to a third party. The Partnership was not successful in securing a modification. On April 6, 1993, the Partnership transferred title of the property to the lender for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance. The Partnership recognized a gain of $1,787,073 for financial reporting and recognized a gain of $1,823,988 for Federal income tax purposes in 1993 (see note 7(f)).

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (9)  Copley Place Associates

     The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowers the pay rate from 12% to 9% per annum through August 1993, and to 7-1/2% per annum through August 1998.
The contract rate has been lowered to 10% per annum through August 1993 and to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance on the loan, including deferred interest, and interest paid at the applicable pay rate (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. All outstanding principal, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (if any, as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all capital and leasing expenditures but before payment of a portion of property management fees, is escrowed for the purpose of paying for future capital and leasing requirements.

     As a result of the debt modification, the property produced cash flow in 1993 and 1994. This cash flow of approximately $4,424,000 has been escrowed for future potential leasing requirements as set forth in the loan modification. The property experienced a significant loss of rental income due to the expiration of a major tenant's lease. Based on this fact, the joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such remodification will be consummated. If the joint venture is unable to secure such remodification, it may decide not to commit any significant additional amounts to the property. This would result in the joint venture no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing the vacant space.

          (10)  Carrollwood Apartments

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

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


          (11)  Marshall's Aurora Plaza

     The long-term note secured by the Marshall's Aurora Plaza shopping center located in Aurora, Colorado reached its scheduled maturity in June 1993. The Partnership continued remitting debt service under the original terms of the loans until January 1994, when the Partnership reached an agreement with the current lender to modify and extend the existing long-term note. The modification, which became effective in November 1993, lowered the pay and accrual rates from 12.75% per annum to 8.375% per annum and extended the loan for a three year period to November 1996. Concurrent with the closing of the modification, the Partnership paid down the existing mortgage balance in the amount of $250,000.

          (12)  Long Beach Plaza

     The Partnership initiated discussions with the first mortgage lender regarding a modification of the mortgage loan secured by the Long Beach Plaza located in Long Beach, California. In December 1994, the Partnership reached an agreement with the lender whereby the loan term would be extended through August 31, 1995. This extension required that the Partnership place approximately $924,000 into escrow for future leasing costs. The lender further agreed to fund $500,000 to be used for leasing and tenant improvements by way of a second note bearing interest at 13% per annum. Payment of principal and interest is deferred until August 31, 1995, at which time, principal and accrued interest are due in full. The Partnership continues to seek a permanent modification of the first and new second notes. There can be no assurance that any such modification agreement will be executed. If the Partnership is unable to secure such modification, it may decide not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The Partnership has not remitted all of the scheduled debt service payments since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $39,835,000 at December 31, 1994 and approximately $35,449,000 at December 31, 1993 have been classified as current liabilities in the accompanying consolidated financial statements. As of the date of this report, payments of principal and interest in arrears are approximately $6,233,000.

          (13)  Plaza Tower

     The first mortgage loan secured by the property matured on November 1, 1994. The Partnership reached an agreement for a short-term extension until January 1, 1995 and paid an extension fee to the existing lender. During January 1995, the Partnership reached another agreement with the existing lender for an extension until March 31, 1995 provided the Partnership pay down the principal balance and find an alternative source of financing. As of the date of this report, the Partnership continues to remit debt service under the existing loan terms.

     The Partnership has reached an agreement in principle with a third party lender to refinance approximately $14,900,000 of the existing mortgage note. As such, the Partnership made a principal payment of $1,500,000 to the existing mortgage lender during February 1995 and expects to make an additional principal payment of approximately $1,010,000 during April 1995. The new loan is expected to bear an interest rate of 1.8% above five year U.S. Treasury obligations (currently 9.02%). Interest only payments are expected to be made through maturity on October 31, 2000.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale of invest-ment properties are to be allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital account deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale of properties are to be allocated 1% to the General Partners. The remaining profits and losses will be allocated to the Limited Partners.

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

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Long Beach Plaza in Long Beach, California, Plaza Tower office building in Knoxville, Tennessee, the two apartment complexes known as Quail Place Apartments and Heritage Park II Apartments in Oklahoma City, Oklahoma (prior to their sales in March 1992), Greenwood Creek II Apartments in Benbrook, Texas, (prior to its sale in April 1993) Rio Cancion Apartments (prior to its sale in March 1993) and Eastridge Apartments in Tucson, Arizona (prior to its sale in June 1994), University Park office building in Sacramento, California, (prior to transferring the property to the lender in January 1994) 1001 Fourth Avenue Plaza office building in Seattle, Washington, (prior to transferring the property to the lender in November 1993), Sherry Lane Place office building in Dallas, Texas, Glades Apartments in Jacksonville, Florida, Gables Corporate Plaza in Coral Gables, Florida (prior to the lender appointing a receiver in May
1993), and the Bridgeport Apartments in Irving, Texas (prior to its sale in April 1992) are or were managed by an affiliate of the Corporate General Partner until December 1994 for a fee equal to a percentage of defined gross income from the property. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Plaza Tower office building, Glades Apartments in Jacksonville, Florida and the Sherry Lane office building on the same terms that existed prior to the sale.


(7)  SALE OF INVESTMENT PROPERTIES

     (a)  Allied Automotive Center

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan for $19,613,121 (in cash before prorations and cost of sale).

     The sale included the adjacent undeveloped land, building and improvements owned by two other partnerships affiliated with the Corporate General Partner. The Partnership has retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded land. The land may be purchased by the buyer after the environmental clean-up is completed.
As a condition of the sale, the Partnership has agreed to conduct investigations to determine all contaminants and to conduct clean-up of any such contaminants. The Partnership was also required to indemnify the buyer from specified potential clean-up related liabilities. If the clean-up is successful, the buyer will purchase the excluded land for $682,000, the purchase price adjustment. In addition, the Partnership has reached an agreement with the previous owner of the Allied Automotive Center, who has agreed to cause such investigation and clean-up to be done at the previous owner's expense. The previous owner has also indemnified the Partnership from specified potential clean-up related liabilities. The Partnership, in cooperation with the previous owner, has approved a plan to clean up the parcel, and the previous owner has undertaken the clean up and is paying the costs thereof. The cost of the remaining clean up is not estimated to

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


be material. The gain associated with this Parcel, approximately $543,000, will be recognized when the closing occurs, currently estimated to be in mid 1995. There can be no assurance that the sale of this Parcel will be consummated on these or any other terms.

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

     (g)  Eastridge Apartments

     On June 30, 1994, the Partnership sold the land, related improvements, and personal property of the Eastridge Apartments, located in Tucson, Arizona for $12,000,000 (before selling costs and prorations) which was paid in cash at closing. The mortgage obligation was satisfied in full prior to the sale date (see note 4(b)(5)). The Partnership recognized a gain of $5,010,871 for financial reporting purposes and a gain of approximately $7,081,000 for Federal income tax purposes in 1994.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1994, the Partnership and its consolidated ventures' principal assets are two office buildings, two shopping centers, a multi-use complex and two apartment complexes. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Apartment complex leases in effect at December 31, 1994 are generally for a term of one year or less and provide for annual rents of approx-imately $4,030,000.

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1994:

               Shopping centers:
               Cost. . . . . . . . . . . . .  $ 51,451,913
                 Accumulated depreciation. .   (17,911,522)
                                              ------------
                                                33,540,391
                                              ------------
               Office buildings:
                 Cost. . . . . . . . . . . .    71,414,804
                 Accumulated depreciation. .   (23,515,346)
                                              ------------
                                                47,899,458
                                              ------------
               Multi-use complex:
                 Cost. . . . . . . . . . . .   286,645,239
                 Accumulated depreciation. .  (101,406,308)
                                              ------------
                                               185,238,931
                                              ------------
               Apartment complexes:
                 Cost. . . . . . . . . . . .    20,464,767
                 Accumulated depreciation. .    (6,692,230)
                                              ------------
                                                13,772,537
                                              ------------
                         Total . . . . . . .  $280,451,317
                                              ============


     Minimum lease payments receivable including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

               1995. . . . . . . . . . .    $34,854,784
               1996. . . . . . . . . . .     33,521,144
               1997. . . . . . . . . . .     31,584,065
               1998. . . . . . . . . . .     27,988,502
               1999. . . . . . . . . . .     23,862,927
               Thereafter. . . . . . . .     95,146,493
                                            ===========

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $526,850, $1,804,123 and $1,464,841 for the years ended December 31, 1994, 1993 and 1992, respectively.

     (b)  As Property Lessee

     The following lease agreements have been determined to be operating leases:

     The Partnership owns the leasehold rights to the parking structure adjacent to the Long Beach, California shopping center. The lease has an initial term of 50 years which commenced in 1981 with one 49-year renewal option exercisable by a local municipal authority. The lease provides for annual rental of $745,000, which is subject to decrease based on formulas which relate to the amount of real estate taxes assessed against the shopping center and the parking structure. The rental expense for 1994, 1993 and 1992 under the above operating lease was $538,159, $528,276 and $538,962, respectively, and consisted exclusively of minimum rent.

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


(9)  TRANSACTIONS WITH AFFILIATES

     In December 1984, Urban Holdings, Inc., an affiliate of the Corporate General Partner of the Partnership, purchased all the outstanding stock of the developer (joint venture partner) and property manager of the Old Orchard shopping center and the Copley Place multi-use complex, and successor entities to the developer and property manager, which continue in their respective capacities. Consequently, the developer is an affiliate of the Corporate General Partner and continues to possess all of the rights and obligations granted the original developer under the terms of the respective acquisition and related agreements.

     Fees, commissions and other expenses required to be paid by the Partnership and its consolidated ventures to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1993, and 1992 are as follows:

                             CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                      UNPAID AT
                                                                                     DECEMBER 31,
                                            1994           1993          1992           1994
                                         ----------      ---------     ---------   --------------
Property management and
  leasing fees . . . . . . . . . . .     $1,195,147      3,001,759     5,042,311      12,922,393
Insurance commissions. . . . . . . .         55,542        214,278       223,748           --
Reimbursement (at cost)
  for administrative and
  accounting services. . . . . . . .        220,159        148,712       180,688           --
Reimbursement (at cost) for
  legal services . . . . . . . . . .         20,977         30,381        36,411           --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . . .          1,372         45,143       210,065           --
Management fees to corporate
  general partner. . . . . . . . . .         --             --            12,715           --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary related expenses
  relating to on-site and
  other costs for the
  Partnership and its
  investment properties. . . . . . .         69,775         --             --              --
                                         ----------     ----------    ----------      ----------

                                         $1,562,792      3,440,273     5,705,938      12,922,393
                                         ==========     ==========    ==========      ==========


           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Payment of certain property management and leasing fees payable under the terms of the management agreements ($12,915,000, approximately $35 per $1,000 interest) at December 31, 1994 has been deferred. All amounts currently payable do not bear interest and are expected to be paid in future periods. In February 1995, the Partnership paid a substantial portion of these deferred property management and leasing fees. Reference is made to note 11(b) regarding payment of deferred fees.

     The affiliated joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined) of Copley Place. Through December 31, 1994, the affiliated joint venture partner has loan approximately $13,398,000 at an interest rate based on its line of credit, which bears interest at a floating rate (averaging 6.06% per annum at December 31, 1994). During 1994, the joint venture paid approximately $3,597,000 of accrued interest on these loans. The Partnership contributed approximately $1,798,500 to the joint venture to pay its share of such expenses.

(10)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/NYC and its unconsolidated ventures (note 3(c)) as of and for the years ended December 31, 1994 and 1993 are as follows:
                                    1994             1993
                                -------------   -------------

Current assets . . . . . . . .  $  44,191,548      17,668,206
Current liabilities (includes
  $913,398,422 and $923,041,198
  of current portion of long-
  term debt at December 31,
  1994 and December 31, 1993,
  respectively). . . . . . . .   (941,725,934)   (940,836,999)
                                -------------   -------------
    Working capital (deficit).   (897,534,386)   (923,168,793)
                                -------------   -------------
Investment property, net . . .    718,682,403     746,632,895
Accrued rent receivable. . . .     51,254,978      50,369,613
Deferred expenses. . . . . . .     11,698,403      11,096,044
Other liabilities. . . . . . .   (149,171,447)   (114,381,260)
Venture partners' deficit
  (equity) . . . . . . . . . .    186,256,073     156,904,193
                                -------------   -------------
    Partnership's capital
      (deficit). . . . . . . .  $ (78,813,976)    (72,547,308)
                                =============   =============
Represented by:
  Invested capital . . . . . .  $  43,728,411      43,728,411
  Cumulative net losses. . . .   (113,168,638)   (106,901,970)
  Cumulative cash
    distributions. . . . . . .     (9,373,749)     (9,373,749)
                                -------------   -------------
                                $ (78,813,976)    (72,547,308)
                                =============   =============
Total income . . . . . . . . .  $ 147,761,499     168,002,257
                                =============   =============
Expenses applicable to
  operating loss . . . . . . .  $ 183,850,523     411,977,853
                                =============   =============
Net loss . . . . . . . . . . .  $  36,089,024     243,975,596
                                =============   =============

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Also, for the year ended December 31, 1992, total income was $177,682,092, expenses applicable to operating loss were $243,630,397 and the net loss was $65,948,305 for JMB/NYC and the unconsolidated ventures.


(11)  SUBSEQUENT EVENTS

     (a)  Distribution of Sales Proceeds

     In March 1995, the Partnership made a sales distribution of approximately $10,985,000 (approximately $30 per limited partnership interest) out of net proceeds resulting primarily from the sale of Old Orchard shopping center.

     (b) Payment of Previously Deferred Property Management and Leasing Fees

     In February 1995, the Partnership paid $10,000,000 of previously deferred property management and leasing fees to an affiliate of the General Partner. Reference is made to note 9 for a detailed discussion of these fees.


                                                                                    SCHEDULE III
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             DECEMBER 31, 1994

                                                       COSTS
                                                    CAPITALIZED
                             INITIAL COST TO       SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                             PARTNERSHIP (a)        ACQUISITION          AT CLOSE OF PERIOD (b)
                         ------------------------- --------------------------------------------------
                           LAND AND    BUILDINGS       LAND         LAND AND   BUILDINGS
                           LEASEHOLD     AND       BUILDINGS AND   LEASEHOLD      AND
DESCRIPTION  ENCUMBRANCE   INTEREST   IMPROVEMENTS IMPROVEMENTS     INTEREST  IMPROVEMENTS  TOTAL(g)
-----------  -----------  ----------- --------------------------   ---------- ------------ ----------
APARTMENT
 BUILDINGS:
Tampa,
 Florida(d). .$7,227,872    1,092,010    7,408,618      293,501     1,092,010    7,702,119  8,794,129
Jacksonville,
 Florida(d). .10,810,262    1,905,940    9,664,038      100,660     1,815,262    9,855,376 11,670,638
OFFICE
 BUILDINGS:
Knoxville,
 Tennessee(e).17,674,426       --       28,884,725    4,358,203     1,508,417   31,734,511 33,242,928

                                                       COSTS
                                                    CAPITALIZED
                             INITIAL COST TO       SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                             PARTNERSHIP (a)        ACQUISITION          AT CLOSE OF PERIOD (b)
                         ------------------------- --------------------------------------------------
                           LAND AND    BUILDINGS       LAND         LAND AND   BUILDINGS
                           LEASEHOLD     AND       BUILDINGS AND   LEASEHOLD      AND
DESCRIPTION  ENCUMBRANCE   INTEREST   IMPROVEMENTS IMPROVEMENTS     INTEREST  IMPROVEMENTS  TOTAL(g)
-----------  -----------  ----------- --------------------------   ---------- ------------ ----------

Dallas,
 Texas(d). . .40,498,538    7,902,979   35,029,347   (4,899,576)    6,198,484   31,834,266 38,032,750
Southfield,
 Michigan(f) .    --        1,715,373       --       (1,576,247)      139,126        --       139,126
SHOPPING
 CENTERS:
Long Beach,
 California. .34,768,539    3,801,066   42,765,277   (3,990,264)    3,376,877   39,199,202 42,576,079
Aurora,
 Colorado. . . 5,890,904    2,035,721    6,674,891      165,222     2,035,721    6,840,113  8,875,834
MULTI-USE
 COMPLEX:
Boston,
 Massachu-
 setts
 (c)(d). . . .296,698,906   4,769,913  271,584,219   10,291,107     4,769,913  281,875,326286,645,239
            ------------  -----------  ----------- ------------   -----------  ----------------------

     Total . .$413,569,447 23,223,002  402,011,115    4,742,606    20,935,810  409,040,913429,976,723
            ============  ===========  =========== ============   ===========  ======================

                                                                          SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             DECEMBER 31, 1994

                                                                          LIFE ON WHICH
                                                                          DEPRECIATION
                                                                           IN LATEST
                                                                          STATEMENT OF        1994
                          ACCUMULATED            DATE OF       DATE        OPERATION      REAL ESTATE
DESCRIPTION              DEPRECIATION(h)      CONSTRUCTION   ACQUIRED     IS COMPUTED        TAXES
-----------             ----------------      ------------  ----------  ---------------   -----------
APARTMENT BUILDINGS:
 Tampa, Florida(d) . . .       3,112,868          1984        12/16/83       5-30 years      226,998
 Jacksonville, Florida(d)      3,579,362          1985         10/9/84       5-30 years      209,432
OFFICE BUILDINGS:
 Knoxville, Tennessee(e)      11,245,350          1979        10/26/83       5-30 years      537,484
 Dallas, Texas(d). . . .      12,269,996          1983         12/1/83       5-30 years      515,880
 Southfield, Michigan(f)           --             1974         3/30/84       5-30 years        2,904
SHOPPING CENTERS:
 Long Beach, California.      15,237,145          1982         6/22/83       5-30 years      965,134
 Aurora, Colorado. . . .       2,674,377          1982          4/1/83       5-30 years      116,950
MULTI-USE COMPLEX:
 Boston, Massachusetts
  (c)(d) . . . . . . . .     101,406,308          1983          9/1/83       5-30 years    8,089,270
                            ------------                                                 -----------

     Total . . . . . . .    $149,525,406                                                  10,664,052
                            ============                                                 ===========

                                                                          SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             DECEMBER 31, 1994



---------------
Notes:
       (a) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (b) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was approximately $84,100,794.

       (c) Property operated under air rights; see Note 8(b).

       (d) Properties owned and operated by joint ventures; see Note 3.

       (e) The Partnership purchased the land underlying Plaza Tower office building in December 1985.

       (f) Property sold except for a 1.9 acre parcel; see Note 7(a).

                                                                          SCHEDULE III - CONTINUED
                              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                             DECEMBER 31, 1994

                                                         1994               1993                1992
                                                     -------------      -------------      -------------

(g)   Reconciliation of real estate carrying costs:

      Balance at beginning of period; see Note 4(b)  $ 474,203,190        627,815,579        650,806,083
      Additions during period; see Note 7. . . . .       1,796,484          3,188,425          6,144,928
      Reductions during period . . . . . . . . . .     (46,022,951)      (156,800,814)       (29,135,432)
                                                     -------------       ------------       ------------

      Balance at end of period . . . . . . . . . .   $ 429,976,723        474,203,190        627,815,579
                                                     =============       ============       ============


(h)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .   $ 149,914,951        178,425,639        165,375,392
      Depreciation expense . . . . . . . . . . . .      13,753,198         18,343,123         19,490,916
      Reductions during period . . . . . . . . . .     (14,142,743)       (46,853,811)        (6,440,669)
                                                     -------------       ------------       ------------

      Balance at end of period . . . . . . . . . .   $ 149,525,406        149,914,951        178,425,639
                                                     =============       ============       ============











                    INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII:

     We have audited the combined financial statements of JMB/NYC Office Building Associates, L.P. (JMB/NYC) and unconsolidated ventures as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the General Partners of Carlyle Real Estate Limited Partnership-XIII (the Partnership).

Our responsibility is to report on these combined financial statements and financial statement schedule based on the results of our audits.

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

     In our opinion, 1992 combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of JMB/NYC and unconsolidated ventures for the year ended December 31, 1992, in conformity with generally accepted accounting principles.

     As discussed in Note 3 of the Partnership's notes to the consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, beginning July 1, 1993, JMB/NYC was in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The disputed interest aggregated $52,550,000 and $20,521,000 for the years ended December 31, 1994 and 1993, respectively, and has not been included in mortgage and other interest for 1994 or 1993 in the accompanying combined financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC. However, as discussed in Note 3, there are no assurances that the Agreement will be finalized and become effective. The ultimate outcome of this uncertainty cannot presently be determined.

     The accompanying combined financial statements and financial statement schedule have been prepared assuming that JMB/NYC and unconsolidated ventures will continue as going concerns. As discussed in Note 3 of the Partnership's notes to consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, certain of the unconsolidated ventures have suffered recurring losses from operations and



                                                     (Continued)

expect to incur cash flow deficits in the future. Such deficits may be impacted by the resolution of the matter referred to above. JMB/NYC's interest in each of the ventures is pledged to secure its obligations under the joint venture agreements, including its obligations to fund possible cash flow deficits incurred by the real estate ventures commencing July 1, 1993. There can be no assurance that either the unaffiliated venture partners or JMB/NYC will be able to fund possible cash flow deficits in the future. Also, as described in Note 3, the holder of the first mortgage loan alleged certain defaults under the loan agreements. Further, JMB/NYC and the unaffiliated venture partners in the real estate ventures have agreed to file, for each of the real estate joint ventures, a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code.

Such filings are expected to occur in 1995. These circumstances raise substantial doubt about JMB/NYC and unconsolidated ventures' ability to continue as going concerns. The General Partners' plans in regard to these matters are also described in Note 3 of the Partnership's notes to the consolidated financial statements. The combined financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

     Because of the significance of the uncertainties discussed in the preceding two paragraphs, we are unable to express and we do not express, an opinion on the accompanying 1994 and 1993 combined financial statements and 1994 financial statement schedule.










                                   KPMG PEAT MARWICK LLP


Chicago, Illinois
March 27, 1995

                                JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                       AND UNCONSOLIDATED VENTURES

                                         COMBINED BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993


                                                 ASSETS
                                                 ------
                                                                         1994             1993
                                                                     ------------     -----------
Current assets:
  Cash (including amounts held by property managers) . . . . . . . $    1,529,078         839,552
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . .     23,929,599      11,638,258
  Rents and other receivables (net of allowance for doubtful
    accounts of $8,167,305 for 1994 and $5,777,252 for 1993. . . .      3,234,487       2,985,810
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .     13,918,412         457,098
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . .      1,425,723       1,508,043
  Tenant notes receivable. . . . . . . . . . . . . . . . . . . . .        154,249         239,445
  Due from the O&Y affiliates (net of allowance for uncollectibility of $13,608,787 at December 31, 1994 and $11,946,284
    at December 31, 1993) (note 2) . . . . . . . . . . . . . . . .          --              --
                                                                   --------------  --------------

          Total current assets . . . . . . . . . . . . . . . . . .     44,191,548      17,668,206
                                                                   --------------  --------------

Investment properties, at cost (notes 1, 2 and 3) -- Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    168,798,314     168,798,314
  Buildings and improvements . . . . . . . . . . . . . . . . . . .    956,574,507     954,150,721
                                                                   --------------  --------------

                                                                    1,125,372,821   1,122,949,035
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .    406,690,418     376,316,140
                                                                   --------------  --------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . .    718,682,403     746,632,895
                                                                   --------------  --------------

Accrued rents receivable (note 1). . . . . . . . . . . . . . . . .     51,254,978      50,369,613
Deferred expenses (note 1) . . . . . . . . . . . . . . . . . . . .     11,698,403      11,096,044
                                                                   --------------  --------------

                                                                   $  825,827,332     825,766,758
                                                                   ==============  ==============

                                JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                       AND UNCONSOLIDATED VENTURES

                                   COMBINED BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                        1994            1993
                                                                   --------------  --------------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . $  913,398,422     923,041,198
  Accounts payable and accrued expenses. . . . . . . . . . . . . .      4,666,201       3,492,409
  Tenant allowances payable. . . . . . . . . . . . . . . . . . . .      2,809,707       2,369,373
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .      5,557,267       5,384,407
  Unearned rent (note 4) . . . . . . . . . . . . . . . . . . . . .     13,724,100       1,979,375
  Interest payable to the O&Y affiliates . . . . . . . . . . . . .      1,570,237       4,570,237
                                                                   --------------  --------------
          Total current liabilities. . . . . . . . . . . . . . . .    941,725,934     940,836,999
Unearned rent (note 4) . . . . . . . . . . . . . . . . . . . . . .     19,704,669           --
Notes payable (note 5) . . . . . . . . . . . . . . . . . . . . . .     34,158,225      34,158,225
Deferred interest payable (note 5) . . . . . . . . . . . . . . . .     93,853,559      78,605,523
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .      1,454,994       1,617,512
                                                                   --------------  --------------
Commitments and contingencies (notes 1 and 2)

          Total liabilities. . . . . . . . . . . . . . . . . . . .  1,090,897,381   1,055,218,259
Partners' capital accounts (deficits) (note 2):
  Carlyle-XIII:
    Capital contributions. . . . . . . . . . . . . . . . . . . . .     43,728,411      43,728,411
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . .   (113,168,638)   (106,901,970)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .     (9,373,749)     (9,373,749)
                                                                   --------------  --------------
                                                                      (78,813,976)    (72,547,308)
                                                                   --------------  --------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . .    608,851,666     608,381,190
    Cumulative net losses. . . . . . . . . . . . . . . . . . . . .   (713,222,989)   (683,400,633)
    Cumulative cash distributions. . . . . . . . . . . . . . . . .    (81,884,750)    (81,884,750)
                                                                   --------------  --------------
                                                                     (186,256,073)   (156,904,193)
                                                                   --------------  --------------
          Total partners' capital accounts (deficit) . . . . . . .   (265,070,049)   (229,451,501)
                                                                   --------------  --------------

                                                                   $  825,827,332     825,766,758
                                                                   ==============  ==============

                        See accompanying notes to combined financial statements.

                                JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                       AND UNCONSOLIDATED VENTURES

                                    COMBINED STATEMENTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Income:
 Rental income . . . . . . . . . . . . . . . . .    $147,628,786     167,820,507     177,499,667
 Interest income . . . . . . . . . . . . . . . .         132,713         181,750         182,425
                                                    ------------    ------------    ------------

                                                     147,761,499     168,002,257     177,682,092
                                                    ------------    ------------    ------------

Expenses:
 Mortgage and other interest (note 3). . . . . .      80,871,590      86,030,245      78,390,256
 Depreciation. . . . . . . . . . . . . . . . . .      30,374,278      39,102,045      41,410,478
 Property operating expenses . . . . . . . . . .      62,583,682      66,232,722      67,994,678
 Professional services . . . . . . . . . . . . .       2,491,222       2,314,088       1,286,443
 Amortization of deferred expenses . . . . . . .       2,257,477       2,173,860       2,321,741
 Provision for value impairment (note 1) . . . .           --        192,627,560      51,423,084
 Provision for doubtful accounts (note 2). . . .       5,272,274      23,497,333         803,717
                                                    ------------    ------------    ------------

                                                     183,850,523     411,977,853     243,630,397
                                                    ------------    ------------    ------------

          Net loss . . . . . . . . . . . . . . .    $(36,089,024)   (243,975,596)    (65,948,305)
                                                    ============    ============    ============













                        See accompanying notes to combined financial statements.

                                JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                       AND UNCONSOLIDATED VENTURES

                       COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                  CARLYLE REAL
                                                                 ESTATE LIMITED           VENTURE
                                                                PARTNERSHIP-XIII         PARTNERS
                                                                -----------------     ---------------

Balance at December 31, 1991 . . . . . . . . . . . . . . .          $(43,296,035)         137,730,455

Capital contributions. . . . . . . . . . . . . . . . . . .                35,000           15,139,959
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .            (7,124,284)         (58,824,021)
Cash distributions . . . . . . . . . . . . . . . . . . . .                --              (24,000,752)
                                                                    ------------         ------------

Balance at December 31, 1992 . . . . . . . . . . . . . . .           (50,385,319)          70,045,641

Capital contributions. . . . . . . . . . . . . . . . . . .                 5,000            1,116,010
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .           (22,166,989)        (221,808,607)
Cash distributions . . . . . . . . . . . . . . . . . . . .                 --              (6,257,237)
                                                                    ------------         ------------

Balance at December 31, 1993 . . . . . . . . . . . . . . .           (72,547,308)        (156,904,193)

Capital contributions. . . . . . . . . . . . . . . . . . .                 --                 470,476
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .            (6,266,668)         (29,822,356)
Cash distributions . . . . . . . . . . . . . . . . . . . .                 --                   --
                                                                    ------------         ------------

Balance at December 31, 1994 . . . . . . . . . . . . . . .          $(78,813,976)        (186,256,073)
                                                                    ============         ============









                         See accompanying notes to combined financial statements

                                JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                       AND UNCONSOLIDATED VENTURES

                                    COMBINED STATEMENTS OF CASH FLOWS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .    $(36,089,024)   (243,975,596)    (65,948,305)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . .      30,374,278      39,102,045      41,410,478
    Amortization of deferred expenses. . . . . .       2,257,477       2,173,860       2,321,741
    Write-off tenant allowances payable. . . . .      (1,337,328)          --              --
    Provision for value impairment . . . . . . .           --        192,627,560      51,423,084
    Provision for doubtful accounts. . . . . . .       5,272,274      23,497,333         803,717
  Changes in:
    Rents and other receivables. . . . . . . . .      (3,858,448)     (4,583,255)       (192,043)
    Prepaid expenses . . . . . . . . . . . . . .     (13,461,314)       (203,064)        (35,972)
    Escrow deposits. . . . . . . . . . . . . . .          82,320         (24,494)        (11,376)
    Tenant notes receivable. . . . . . . . . . .          85,196         238,882        (164,720)
    Accrued rents receivable . . . . . . . . . .        (885,365)        (24,448)        152,092
    Interest payable to the O&Y affiliates . . .      (3,000,000)      4,570,237      (1,171,214)
    Accounts payable and other accrued expenses.       1,173,792      (1,296,990)        621,288
    Accrued interest . . . . . . . . . . . . . .         172,860         (50,248)     (4,545,929)
    Unearned rent. . . . . . . . . . . . . . . .      31,449,394          97,864      (1,869,845)
    Deferred interest payable. . . . . . . . . .      15,248,036      13,431,777      11,831,860
    Tenant security deposits . . . . . . . . . .        (162,518)        133,963          11,376
                                                    ------------    ------------    ------------

         Net cash provided by
           operating activities. . . . . . . . .      27,321,630      25,715,426      34,636,232
                                                    ------------    ------------    ------------

Cash flows from investing activities:
  Restricted funds . . . . . . . . . . . . . . .     (12,291,341)    (11,638,258)          --
  Additions to investment properties,
    net of tenant allowances payable . . . . . .        (646,124)     (1,785,586)     (1,709,278)
  Payment of deferred expenses . . . . . . . . .      (2,859,836)     (1,394,358)       (943,675)
                                                    ------------    ------------    ------------

         Net cash used in investing activities .     (15,797,301)    (14,818,202)     (2,652,953)
                                                    ------------    ------------    ------------
                                JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                       AND UNCONSOLIDATED VENTURES

                              COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                        1994            1993            1992
                                                    ------------    ------------    ------------

Cash flows from financing activities:
  Capital contributions. . . . . . . . . . . . .         470,476       1,121,010      15,174,959
  Advances to the O&Y affiliates . . . . . . . .      (1,662,503)     (1,176,224)    (10,770,060)
  Principal payments on long-term debt . . . . .      (9,642,776)     (8,613,592)     (7,694,263)
  Distributions to partners. . . . . . . . . . .           --         (6,257,237)    (24,000,752)
                                                    ------------    ------------    ------------

         Net cash used in
           financing activities. . . . . . . . .     (10,834,803)    (14,926,043)    (27,290,116)
                                                    ------------    ------------    ------------

         Net increase (decrease) in cash . . . .         689,526      (4,028,819)      4,693,163

         Cash and cash equivalents,
           beginning of year . . . . . . . . . .         839,552       4,868,371         175,208
                                                    ------------    ------------    ------------
         Cash and cash equivalents,
           end of year . . . . . . . . . . . . .    $  1,529,078         839,552       4,868,371
                                                    ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest. .    $ 68,450,694      68,078,479      71,104,325
    Non-cash investing and financing activities:
        Retirement of investment property. . . .    $      --          1,896,898           --
                                                    ============    ============    ============













                        See accompanying notes to combined financial statements.

                 JMB/NYC OFFICE BUILDING ASSOCIATES
                     AND UNCONSOLIDATED VENTURES

               NOTES TO COMBINED FINANCIAL STATEMENTS

                  DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. The entities included in the combined financial statements are as follows:

  JMB/NYC Office Building Associates, L.P. ("JMB/NYC") (a)
  - 237 Park Avenue Associates (b)
  - 1290 Associates (b)
  - 2 Broadway Associates and
      2 Broadway Land Company (b)

(a) The Partnership owns an indirect ownership interest in this unconsolidated venture through Carlyle-XIII Associates, L.P.

(b) The Partnership owns an indirect ownership interest in these joint ventures through JMB/NYC, an unconsolidated venture.

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

     In conjunction with the negotiations with representatives of the first mortgage lender regarding a loan restructure, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate-interest bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Such reserved amounts of approximately $23,930,000 and $11,638,000, in the aggregate, at December 31, 1994 and
1993, respectively, are classified as restricted funds in the accompanying combined balance sheet.

     Provisions for value impairment (as discussed below) are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     As more fully discussed in Note 3(c) of Carlyle-XIII's financial statements filed with this annual report, due to the potential sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, the 2 Broadway venture has made a provision for value impairment on such investment property of $192,627,560

                 JMB/NYC OFFICE BUILDING ASSOCIATES
                     AND UNCONSOLIDATED VENTURES

         NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


during 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including related accrued interest.

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

     In response to persistent operating deficits and vacancy levels at the 2 Broadway Building and due to the uncertainty of the 2 Broadway joint ventures' ability to recover the net carrying value of the investment property through future operations and sale, the 2 Broadway joint ventures made a provision for value impairment on such investment property of $38,689,928 in 1990. Such provision was recorded to effectively reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse financing allocated to the joint ventures and their property and was allocated to the unaffiliated venture partners in accordance with the terms of the venture agreement (see notes 3 and 5).

     Amounts due from the Olympia & York affiliates aggregated $13,608,787 and $11,946,284, respectively at December 31, 1994 and 1993. Due to the financial difficulties of O & Y and its affiliates, as more fully discussed in Note 3(c) of Carlyle XIII filed with this annual report, and the resulting uncertainty of collectibility of these amounts from the Olympia & York affiliates, JMB/NYC has recorded a provision for doubtful accounts for the full receivable amount, $13,608,787 and $11,946,284, at December 31, 1994 and 1993, respectively, which is reflected in the accompanying combined financial statements.

      Due to the uncertainty of collectibility of amounts due from certain tenants at the Three Joint Venture investment properties, a provision for doubtful accounts of $3,609,771, $11,551,049 and $803,717 at December 31,
1994, 1993 and 1992, respectively, is reflected in the accompanying combined financial statements.

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

         NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


     Although certain leases of the Three Joint Ventures' investment properties provide for tenant occupancy during periods for which no rent is due, the ventures accrue prorated rental income for the full period of occupancy. In addition, although certain leases provide for step increases in rent during the lease term, the ventures recognize the total rent due on a straight-line basis over the entire lease. Such amounts are reflected in accrued rents receivable in the accompanying combined balance sheets. Straight-line rental income (reduction) was $885,365, $24,448 and $(152,092) for the years ended December 31, 1994, 1993 and 1992, respectively.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. An affiliate of the joint venture partners perform certain maintenance and repair work and construction of certain tenant improvements at the investment properties.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities with total assets exceeding $150 million at December 31, 1994 to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Combined Ventures believe the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. SFAS 107 states that quoted market prices are the best evidence of the SFAS 107 value of financial instruments, even for instruments traded only in thin markets. The first mortgage loan is evidenced by certain bonds which are traded in extremely thin markets. As of December 31, 1994 and through the date of this report, a limited number of bonds have been sold and purchased in transactions arranged by brokers for amounts ranging from approximately $.58 to $.60 on the dollar.
Assuming a rate of $.58 on the dollar, the implied SFAS 107 value of the bonds (with an aggregate carrying balance of $913,398,422, in the accompanying combined financial statements) would be approximately $530,000,000. Due to the significant discount at which the bonds are currently trading, the SFAS 107 value of the promissory notes payable and related deferred interest (aggregating $128,011,784) which are effectively subordinated to the repayment of the bonds, would be at a discount significantly greater than that at which the bonds are currently traded. Due to, among other things, the likely inability to obtain comparable financing under current market conditions and other property specific competitive conditions, and the unresolved issues with the venture partners as well as the alleged defaults on the first mortgage loan, the Combined Ventures would likely be unable to refinance these properties to obtain such calculated debt amounts reported (see notes 3 and 5). The Combined Ventures have no other significant financial instruments.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements is contained in Note 3(c) of Notes to Financial Statements filed with this annual report. Such note is incorporated herein by reference.

                 JMB/NYC OFFICE BUILDING ASSOCIATES
                     AND UNCONSOLIDATED VENTURES

         NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1994 and 1993:

                                           1994         1993
                                       ------------ ------------
First mortgage loan bearing interest
 at the short-term U.S. Treasury
 obligation note rate plus 1-3/4%
 with a minimum rate on the loan of
 7% per annum; allocated among and
 cross-collaterally secured by
 the 237 Park Avenue Building,
 1290 Avenue of the Americas
 Building, 2 Broadway Land and
 2 Broadway Building; payments of
 principal and interest based
 upon a 30-year amortization
 schedule are due monthly, however,
 commencing on a date six months
 following the attainment of a
 certain level of annualized cash
 flow, any interest in excess of
 12% per annum may be accrued,
 to the extent that monthly cash
 flow is insufficient to pay the
 full monthly debt service, by
 adding such deferred amount to
 the outstanding balance of the
 loan; the loan is in alleged
 default at December 31, 1993 and
 1994 (Reference is made to
 Note 3(c) of Notes to Carlyle
 Real Estate Limited Partner-
 ship-XIII Financial Statements
 filed with this annual report as
 to the calculation of interest
 rate with reference to this
 first mortgage loan); the stated
 maturity of principal of
 $857,784,000 and accrued interest
 is March 1999 . . . . . . . . . . .   $913,398,422  923,041,198

  Less current portion of
    long-term debt . . . . . . . . .    913,398,422  923,041,198
                                       ------------  -----------
          Total long-term debt . . .   $      --           --
                                       ============  ===========

    The allocation of the first mortgage loan among the joint ventures (which is non-recourse to the joint ventures) is as follows:

                                           1994         1993
                                       ------------ ------------

     237 Park Avenue Associates. . .   $365,278,508  214,107,494
     1290 Avenue Associates. . . . .    548,119,914  453,194,197
     2 Broadway Land Company . . . .         --       17,842,291
     2 Broadway Associates . . . . .         --      237,897,216
                                       ------------ ------------
                                       $913,398,422  923,041,198
                                       ============ ============
                 JMB/NYC OFFICE BUILDING ASSOCIATES
                     AND UNCONSOLIDATED VENTURES

         NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


(4)  LEASES

     At December 31, 1994, the properties in the combined group consisted of three office buildings. All leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 25 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. Affiliates of the joint venture partners have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market. During 1993 and 1992, 2 Broadway Associates collected $4,781,158 and $6,069,444 of a total $13,040,601 bank-ruptcy claim against Drexel Burnham Lambert, a former tenant of the 2 Broadway Building and is included in rental income in the 1993 and 1992 accompanying combined income statement. All remaining claims against Drexel Burnham Lambert were sold during 1993.

     During the fourth quarter of 1994, the Partnership negotiated an amendment with a tenant at 1290 Avenue of the Americas, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the buildings leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (a tenant at 1290 Avenue of the Americas, which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from John Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space. The Partnership is amortizing the Deutsche Bank and John Blair lease termination fees over the remaining terms of the amended lease and leases with former subtenants, respectively.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                   1995. . . . . . . .$100,230,042
                   1996. . . . . . . .  90,547,908
                   1997. . . . . . . .  86,550,481
                   1998. . . . . . . .  80,991,098
                   1999. . . . . . . .  67,031,056
                   Thereafter. . . . . 332,342,740
                                      ------------
                                      $757,693,325
                                      ============
                 JMB/NYC OFFICE BUILDING ASSOCIATES
                     AND UNCONSOLIDATED VENTURES

         NOTES TO COMBINED FINANCIAL STATEMENTS - CONTINUED


(5)  NOTES PAYABLE

     Notes payable consist of the following at December 31, 1994 and 1993:

                                           1994          1993
                                       ------------  -----------
Promissory notes payable to an
 affiliate of the unaffiliated
 venture partners in the Three
 Joint Ventures, bearing interest
 at 12.75% per annum; cross-
 collaterally secured by JMB/NYC's
 interest in the Three Joint Ventures,
 one of which is additionally secured
 by $19,000,000 of distributable
 proceeds from two of the Three
 Joint Ventures; interest accrues
 and is deferred, compounded monthly,
 until December 31, 1991; monthly
 payments of accrued interest,
 based upon the level of distributions
 to JMB/NYC, thereafter until maturity;
 principal and accrued interest due
 March 20, 1999.  Accrued deferred
 interest of $93,853,559 and $78,605,523
 is outstanding at December 31, 1994
 and 1993, respectively. . . . . . .    $34,158,225   34,158,225
                                        -----------   ----------
     Less current portion
       of notes payable. . . . . . .         --           --
                                        -----------   ----------

     Long-term notes payable . . . .    $34,158,225   34,158,225
                                        ===========   ==========

     The allocation of the promissory notes and related deferred interest among the joint ventures is as follows:

                                            1994         1993
                                        -----------  -----------

     237 Park Avenue Associates. . .   $ 16,917,580   14,902,454
     1290 Associates . . . . . . . .     36,570,561   32,214,484
     2 Broadway Land Company . . . .      3,266,254    2,877,196
     2 Broadway Associates . . . . .     71,257,389   62,769,614
                                       ------------  -----------

                                       $128,011,784  112,763,748
                                       ============  ===========

                                                                                         SCHEDULE III
                                    JMB/NYC OFFICE BUILDING ASSOCIATES
                                        AND UNCONSOLIDATED VENTURES
                             COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             DECEMBER 31, 1994


                                                        COSTS
                                                     CAPITALIZED
                              INITIAL COST TO       SUBSEQUENT TO       GROSS AMOUNT AT WHICH CARRIED
                         UNCONSOLIDATED VENTURES(A)TO ACQUISITION           AT CLOSE OF PERIOD (B)
                         --------------------------------------------------------------------------------
                                        BUILDINGS                               BUILDINGS
                                          AND       BUILDINGS AND                  AND
DESCRIPTION ENCUMBRANCE(C)    LAND      IMPROVEMENTS IMPROVEMENTS       LAND    IMPROVEMENTS     TOTAL (E)
------------------------- -----------  --------------------------   ---------- ------------    ----------
OFFICE
 BUILDINGS:
New York,
 New York
 (237 Park
 Avenue) . . .$365,278,508 79,653,996   226,634,894    1,296,500    79,653,996  227,931,394   307,585,390
New York,
 New York
 (1290 Avenue
 of the
 Americas) . .548,119,914  90,952,993   556,434,718   (7,467,864)   84,285,719  555,634,128   639,919,847
New York,
 New York
 (2 Broadway).     --      26,421,677   378,445,199 (226,999,292)    4,858,599  173,008,985   177,867,584
             ------------ ----------- ------------- ------------   -----------  ----------- -------------

   Total . ..$913,398,422 197,028,666 1,161,514,811 (233,170,656)  168,798,314  956,574,507 1,125,372,821
             ============ =========== ============= ============   ===========  =========== =============

                                                                             SCHEDULE III - CONTINUED
                                    JMB/NYC OFFICE BUILDING ASSOCIATES
                                        AND UNCONSOLIDATED VENTURES

                                SUPPLEMENTARY INCOME STATEMENT INFORMATION

                               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                           LIFE ON WHICH
                                                                           DEPRECIATION
                                                                            IN LATEST
                                                                           STATEMENT OF         1994
                        ACCUMULATED              DATE OF       DATE         OPERATION       REAL ESTATE
DESCRIPTION            DEPRECIATION(F)        CONSTRUCTION   ACQUIRED      IS COMPUTED         TAXES
-----------           ----------------        ------------  ----------   ---------------    -----------
OFFICE BUILDINGS:
 New York, New York
  (237 Park Avenue). .    $ 78,638,559            1981         8/14/84        5-30 years      9,554,894
 New York, New York
  (1290 Avenue of
  the Americas). . . .     208,466,699            1963         7/27/84        5-30 years     19,267,433
 New York, New York
  (2 Broadway) . . . .     119,582,973            1959         8/14/84        5-30 years      8,137,451
                          ------------                                                       ----------
    Total. . . . . . .    $406,690,418                                                       36,959,778
                          ============                                                       ==========


-----------------
Notes:
     (A)  The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
     (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was
$1,362,619,128.
     (C)  Reference is made to Note 5 of Combined Financial Statements for the current outstanding principal balances and a description of the notes payable secured by JMB/NYC's interests in the Three Joint Ventures which are not included in the amounts stated above.
     (D)  Includes provision for value impairment at 2 Broadway of $192,144,503 recorded December 31, 1993, 1290
Avenue of the Americas of $50,446,010 recorded September 30, 1992 and 2 Broadway of $38,689,928 recorded December 31,
1990.  See Note 1 of Notes to Combined Financial Statements for further discussion.

                                                                             SCHEDULE III - CONTINUED
                                    JMB/NYC OFFICE BUILDING ASSOCIATES
                                        AND UNCONSOLIDATED VENTURES

                                SUPPLEMENTARY INCOME STATEMENT INFORMATION

                               YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


     (E)  Reconciliation of real estate owned:
                                                         1994               1993                1992
                                                    --------------     --------------      -------------

      Balance at beginning of period . . . . . . .  $1,122,949,035      1,316,389,393      1,366,280,363
      Additions during period. . . . . . . . . . .       2,423,786            601,043            555,040
      Provision for value impairment . . . . . . .           --          (192,144,503)       (50,446,010)
      Retirements during period. . . . . . . . . .           --            (1,896,898)             --
                                                    --------------      -------------      -------------
      Balance at end of period . . . . . . . . . .  $1,125,372,821      1,122,949,035      1,316,389,393
                                                    ==============      =============      =============


     (F)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .  $  376,316,140        339,110,993        297,700,515
      Depreciation expense . . . . . . . . . . . .      30,374,278         39,102,045         41,410,478
      Retirements during period. . . . . . . . . .           --            (1,896,898)             --
                                                    --------------      -------------      -------------

      Balance at end of period . . . . . . . . . .  $  406,690,418        376,316,140        339,110,993
                                                    ==============      =============      =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants during fiscal year 1994 and 1993.


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. The outstanding shares of JMB are owned by certain of its officers and directors and members of their families. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Realty Associates-XIII L.P., an Illinois Limited Partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Corporate General Partner of the Partnership are as follows:

                                                      SERVED IN
NAME                     OFFICE                       OFFICE SINCE
----                     ------                       ------------

Judd D. Malkin           Chairman                     5/03/71
                         Director                     5/03/71
Neil G. Bluhm            President                    5/03/71
                         Director                     5/03/71
Burton E. Glazov         Director                     7/01/71
Stuart C. Nathan         Executive Vice President     5/08/79
                         Director                     3/14/73
A. Lee Sacks             Director                     5/09/88
John G. Schreiber        Director                     3/14/73

                                                      SERVED IN
NAME                     OFFICE                       OFFICE SINCE
----                     ------                       ------------

H. Rigel Barber          Chief Executive Officer      8/01/93
                         Executive Vice President     1/02/87
Douglas Cameron          Executive Vice President     1/01/95
Glenn E. Emig            Executive Vice President     1/01/93
                         Chief Operating Officer      1/01/95
Jeffrey R. Rosenthal     Chief Financial Officer      8/01/93
                         Managing Director - Corporate4/22/91
Gary Nickele             Executive Vice President     1/01/92
                         General Counsel              2/27/84
Ira J. Schulman          Executive Vice President     6/01/88
Gailen J. Hull           Senior Vice President        6/01/88
Howard Kogen             Senior Vice President        1/02/86
                         Treasurer                    1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Corporate General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

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

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc. a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an
affiliate of the Blackstone Group, L.P.   Since 1994, Mr. Schreiber has
also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Douglas Cameron (age 45) has been associated with JMB since April, 1977. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets -- Property Sales from June 1990. He holds a Masters degree in Business Administration from the University of Southern California.

     Glenn E. Emig (age 47) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such distributions and allocations. In 1994, 1993 and 1992, the General Partners received distributions of $0, $0 and $7,629, respectively, and the Corporate General Partner received a management fee of $0, $0, and $12,715, respectively. The General Partners received a share of Partnership gains for tax purposes aggregating $3,984,272 in 1994, $4,121,438 in 1993 and losses aggregating, $1,598,313 in 1992, respectively. Such losses may benefit the General Partners (or the partners thereof) to the extent that such losses may be offset against taxable income from the Partnership or other sources.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in note 9. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in
Item 10.

     An affiliate of the Corporate General Partner provided property management services for all or part of 1994 for the University Park office building in Sacramento, California, the Plaza Tower office building in Knoxville, Tennessee, the Long Beach Plaza in Long Beach, California, the Eastridge Apartments in Tucson, Arizona, the Copley Place multi-use complex in Boston, Massachusetts, the Gables Corporate Plaza in Coral Gables, Florida, and the Sherry Lane Place office building in Dallas, Texas at various fees calculated based upon the gross income from the properties.
In 1994, such affiliate earned property management and leasing fees amounting to $1,195,147 for such services. The cumulative amount of property management and leasing fees owed to an affiliate of the Corporate General Partner as of December 31, 1994 was $12,922,393. Reference is made to note 9 and 11(b). As set forth in the Partnership Agreement, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1994 aggregating $55,542 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership, all of which was paid at December 31, 1994. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1994, the Corporate General Partner of the Partnership was due reimbursement for such out-of-pocket expenses in the amount of $71,147, all of which was paid at December 31, 1994. The General Partners are also entitled to reimbursements for legal and accounting services. Such costs for 1994 were $20,977 and $220,159, respectively, all of which were paid as of December 31, 1994. Additionally, accrued interest of approximately $3,597,000 relating to the deficit loans at Copley Place, was paid to an affiliate of the Corporate General Partner during 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner and its officers and directors own the following Interests of the
Partnership:


                        NAME OF                          AMOUNT AND NATURE
                       BENEFICIAL                           OF BENEFICIAL                  PERCENT
TITLE OF CLASS           OWNER                               OWNERSHIP                     OF CLASS
--------------         ----------                        -----------------                 --------
Limited Partnership
 Interests             JMB Realty Corporation            100 Interests directly            Less than 1%

Limited Partnership
 Interests             Corporate General                 100 Interests directly (1)        Less than 1%
                       Partner and its
                       officers and directors
                       as a group

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

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the General
Partners, the executive officers and directors of the Corporate General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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

                  4-C.*Documents relating to the modification of the mortgage loan secured by 1001 Fourth Avenue Plaza are hereby incorporated herein by reference.

                  4-D.*Documents relating to the modification of the mortgage loan secured by the Copley Place multi-use complex are hereby incorporated herein by reference.

                  10-A.Acquisition documents relating to the purchase by the Partnership of an interest in the 1001 Fourth Avenue Plaza in Seattle, Washington, are hereby incorporated herein by reference to Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11 (File No. 2-81125) dated June 9, 1983.

                  10-B.Acquisition documents relating to the purchase by the Partnership of an interest in the Copley Place multi-use complex in Boston, Massachusetts, are hereby incorporated herein by reference to Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11 (File No. 2-81125) dated June 9, 1983.

                  10-C.Documents relating to the sale by the Partnership of an interest in the Allied Automotive Center, in Southfield, Michigan, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for October 10, 1990, dated October 30, 1990.

                  10-D.Documents describing the transferred title of the Partnership's interest in the Commercial Union Office Building to the second mortgage lender, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for August 15, 1991, dated September 18, 1991.

                  10-E.Agreement dated March 25, 1993 between JMB/NYC and the Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 are filed herewith.

                  10-F.Agreement of Limited Partnership of Carlyle-XIII Associates L.P. is hereby incorporated by reference to the Partnership's Report on Form 10-Q (File No. 0-12791) dated May 14, 1993.

                  10-G.Documents relating to the sale by the Partnership of its interest in the Rio Cancion Apartments in Tucson, Arizona, are herein incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for March 31, 1993, dated May 14, 1993.

                  10-H.Documents relating to the sale by the Partnership of its interest in the Old Orchard Urban Venture are herein incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for August 30, 1993, dated November 12, 1993.

                  10-I.Documents describing the transferred title of the Partnership's interest in the 1001 Fourth Avenue Office Building to the first mortgage lender, are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for November 1, 1993, dated November 12, 1993.

                  10-J.Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates, are hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-K.Amended and Restated Certificate of Incorporation of Carlyle-XIV Managers, Inc., are hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-L.Amended and Restated Certificate of Incorporation of Carlyle-XIII Managers, Inc., are hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-M.$600,000 demand note between Carlyle-XIII
Associates, L.P. and Carlyle Managers, Inc., are hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-N.$600,000 demand note between Carlyle-XIII
Associates, L.P. and Carlyle Investors, Inc., are hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-O.Settlement Agreement between Gables Corporate
Plaza Associates and Aetna Life Insurance Company, are hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-P.Bill of Sale and Grant Deed related to the University Park office building between Carlyle Real Estate Limited Partnership-XIII and California Federal Bank are hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-12791) for March 31, 1994 dated May 11, 1994.

                  10-Q.Documents relating to the sale by the Partnership of its interest in the Eastridge Apartments in Tucson, Arizona, are herein incorporated by reference to the Partnership's report for June 30, 1994 on Form 8-K (File No. 0-12791) dated August 12, 1994.

                  10-R.Proposed Restructure of Two Broadway, 1290 Avenue of the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, copies of which are filed herewith.

                  10-S.Assumption Agreements dated October 14, 1994 made by 237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., copies of which are filed herewith.

                  10-T.Assumption Agreements dated October 14, 1994 made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, copies of which are filed herewith.

                  21.  List of Subsidiaries.

                  24.  Powers of Attorney.

                  27.  Financial Data Schedule.

                  Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

        (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

        ----------------

        * Previously filed as Exhibits 3, 4-C and 4-D, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K to the Securities Exchange Act of 1934 (File No. 0-12791) dated March 30, 1993 are hereby incorporated herein by reference.

     No annual report or proxy material for the fiscal year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and Director
                Date:   March 27, 1995

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 27, 1995

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 27, 1995

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 27, 1995

                        JEFFREY R. ROSENTHAL*
                By:     Jeffrey R. Rosenthal, Chief Financial Officer
                        Principal Financial Officer
                Date:   March 27, 1995


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 27, 1995

                By:     A. LEE SACKS*
                        A. Lee Sacks, Director
                Date:   March 27, 1995

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 27, 1995


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 27, 1995

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

10-F.      Agreement of Limited Partnership of
           Carlyle-XIII Associates L.P.              Yes

10-G.      Documents relating to the sale by
           the Partnership of its interest in
           the Rio Cancion Apartments                Yes

10-H.      Documents relating to the sale of
           its interest in the Old Orchard
           Urban Venture                             Yes

10-I.      Documents related to the transferred
           title to the Commercial Union Office
           Building                                  Yes

10-J.      Second Amended and Restated Articles
           of Partnership of JMB/NYC Office
           Building Associates                       Yes

10-K.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIV
           Managers, Inc.                            Yes

10-L.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIII
           Managers, Inc.                            Yes

10-M.      $600,000 demand note between
           Carlyle-XIII Associates, Ltd. and
           Carlyle Managers, Inc.                    Yes

           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                      EXHIBIT INDEX - CONTINUED


                                               Document
                                             Incorporated
                                             By Reference    Page
                                             ------------    ----

10-N.      $600,000 demand note between
           Carlyle-XIII Associates, Ltd. and
           Carlyle Investors, Inc.                    Yes

10-O.      Settlement Agreement between Gables
           Corporate Plaza Associates and Aetna
           Life Insurance Company                     Yes

10-P.      Bill of Sale and Grant Deed related
           to the University Park office building
           between Carlyle Real Estate Limited
           Partnership-XIII and California
           Federal Bank                               Yes

10-Q.      Documents relating to the sale
           by the Partnership of its interest
           in the Eastridge Apartments                Yes

10-R.      Proposed Restructure of Two Broadway,
           1290 Avenue of the Americas and
           237 Park Avenue, New York, New York
           and Summary of Terms dated October 14,
           1994                                        No

10-S.      Assumption Agreements dated October 14,
           1994 made by 237 Park Avenue Associates
           and by 1290 Associates in favor and
           for the benefit of O&Y Equity Company,
           L.P., O&Y NY Building Corp. and JMB/NYC
           Office Building Associates, L.P.            No

10-T.      Assumption Agreements dated October 14,
           1994 made by O&Y Equity Company, L.P.,
           and by O&Y NY Building Corp. and by
           JMB/NYC Office Building Associates, L.P.
           in favor and for the benefit of 2 Broadway
           Associates and 2 Broadway Land Company      No

21.        List of Subsidiaries                        No

24.        Powers of Attorney                          No

27.        Financial Data Schedule                     No

------------------

     * Previously filed as exhibits to the Partnership's Registration Statement on Form S-11 (as amended) under the Securities Exchange Act of 1933 and the Partnership's prior Reports on Form 8-K and Form 10-K of the Securities Exchange Act of 1934.