Form 10-Q
period 1995-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1995-05-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995             Commission file #0-12791




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

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements. . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . .      28



PART II     OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities . . . . . . . . . .      37

Item 5.     Other Information . . . . . . . . . . . . . . . . .      38

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      39

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                       MARCH 31, 1995 AND DECEMBER 31, 1994

                                                    (UNAUDITED)

                                                      ASSETS
                                                      ------
                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     1995            1994
                                                                                 ------------     -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . .      $  6,579,792       9,551,909
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . .           374,085      18,959,986
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           363,103         484,234
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . .         2,134,621       3,115,173
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            88,695         318,336
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,785,358       6,064,754
                                                                                 ------------    ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . .        16,325,654      38,494,392
                                                                                 ------------    ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . . . .        20,935,810      20,935,810
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .       410,371,654     409,040,913
                                                                                 ------------    ------------
                                                                                  431,307,464     429,976,723
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .      (152,916,485)    149,525,406
                                                                                 ------------    ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       278,390,979     280,451,317
                                                                                 ------------    ------------
Investment in unconsolidated ventures,
  at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . . .         2,450,132       2,451,859
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,335,873       5,151,072
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .           505,805         514,291
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . . . .         6,781,427       6,514,971
                                                                                 ------------    ------------
                                                                                 $309,789,870     333,577,902
                                                                                 ============    ============

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (a limited partnership)
                                             and Consolidated Ventures
                                      Consolidated Balance Sheets (Continued)

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     1995            1994
                                                                                 ------------     -----------
Current liabilities:
  Current portion of long-term debt (note 3). . . . . . . . . . . . . . . .      $ 50,392,335      52,006,208
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,574,339       2,018,276
  Amounts due to affiliates (note 5). . . . . . . . . . . . . . . . . . . .         4,265,915      14,210,085
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,028,800         618,410
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,013,075       9,112,566
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .           894,473       1,755,290
                                                                                 -------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .        68,168,937      79,720,835
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .           830,614         765,933
Investment in unconsolidated venture, at equity
  (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . . . . . . . .        80,804,892      78,812,861
Long-term debt, less current portion (note 3) . . . . . . . . . . . . . . .       364,313,328     361,563,239
                                                                                 ------------    ------------
Commitments and contingencies (notes 1, 2, 3 and 7)

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       514,117,771     520,862,868
Venture partners' subordinated equity in ventures . . . . . . . . . . . . .           329,612         329,785
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . .             1,000           1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . .       (20,732,544)    (20,494,612)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .        (1,149,967)     (1,039,022)
                                                                                 ------------    ------------
                                                                                  (21,881,511)    (21,532,634)
                                                                                 ------------    ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . .       326,224,167     326,224,167
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . .      (468,041,752)   (462,331,395)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .       (40,958,417)    (29,974,889)
                                                                                 ------------    ------------
                                                                                 (182,776,002)   (166,082,117)
                                                                                 ------------    ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . . . .      (204,657,513)   (187,614,751)
                                                                                 ------------    ------------
                                                                                 $309,789,870     333,577,902
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                    (UNAUDITED)

                                                                                      1995             1994
                                                                                  ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $17,166,544      18,325,509
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        323,772         254,993
                                                                                   -----------      ----------
                                                                                    17,490,316      18,580,502
                                                                                   -----------      ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . . .      9,638,571      10,793,982
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,391,079       3,487,636
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .      8,197,952       9,503,650
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,884         170,136
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . .        309,356         562,608
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . .        162,635          97,521
                                                                                   -----------      ----------
                                                                                    21,711,477      24,615,533
                                                                                   -----------      ----------
        Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,221,161)     (6,035,031)
Partnership's share of gain (loss) from
  operations of unconsolidated
  ventures (notes 1, 2 and 6) . . . . . . . . . . . . . . . . . . . . . . . . .     (1,993,758)     (1,363,140)
Venture partners' share of (earnings)
  loss from ventures' operations
  (note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        266,630       1,228,779
                                                                                   -----------      ----------
        Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,948,289)     (6,169,392)
Gain on sale or disposition of
  investment properties, net of
   venture partners' share of
   $2,887,659 in 1994 (notes 3(c)
   and 3(d)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         13,354,060
                                                                                   -----------      ----------
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)



                                                                                      1995             1994
                                                                                  ------------     -----------

        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .    $(5,948,289)      7,184,668
                                                                                   ===========      ==========

        Net earnings (loss) per
         limited partnership interest
         (note 1):
          Net operating loss. . . . . . . . . . . . . . . . . . . . . . . . . .    $    (15.60)         (16.18)
          Gain on sale or disposition
            of investment properties. . . . . . . . . . . . . . . . . . . . . .          --              36.11
                                                                                   -----------      ----------
              Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .    $    (15.60)          19.93
                                                                                   ===========      ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     30.00           --
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                    (UNAUDITED)

                                                                                      1995             1994
                                                                                  ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (5,948,289)      7,184,668
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,391,079       3,487,636
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . .        309,356         562,608
    Amortization of discount on long-term debt. . . . . . . . . . . . . . . . .         31,337          27,809
    Partnership's share of loss from operations
      of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . .      1,993,758       1,363,140
    Venture partners' share of loss from ventures'
      operations and gain on disposition of
      investment property . . . . . . . . . . . . . . . . . . . . . . . . . . .       (266,630)     (1,228,779)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . . . .      2,876,031       2,701,475
    Gain on sale or disposition of investment properties. . . . . . . . . . . .          --        (13,354,060)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        121,131           --
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . .        980,552         551,506
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        229,641         233,563
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (720,604)     (2,027,384)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .          8,486          15,078
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        556,063         381,230
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .     (9,944,170)       (830,408)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        410,390        (281,396)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (99,491)     (2,496,933)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . .       (860,817)       (390,420)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .         64,681        (130,823)
                                                                                  ------------     -----------
        Net cash used in operating activities . . . . . . . . . . . . . . . . .     (6,867,496)     (4,231,490)
                                                                                  ------------     -----------
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                      1995             1994
                                                                                  ------------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments. . . . . . . . . . . . . .     18,585,901       2,204,543
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . .     (1,330,741)       (211,378)
  Cash expended in disposition of investment
    property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --               (912)
  Partnership's contributions to unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (10,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .       (494,157)        (80,633)
                                                                                  ------------     -----------
        Net cash provided by investing activities . . . . . . . . . . . . . . .     16,761,003       1,901,620
                                                                                  ------------     -----------
Cash flows from financing activities:
  Cash distributions to limited partners. . . . . . . . . . . . . . . . . . . .    (10,983,528)          --
  Cash distributions to general partners. . . . . . . . . . . . . . . . . . . .       (110,945)          --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .     (1,771,151)       (547,310)
  Ventures partners contribution to venture . . . . . . . . . . . . . . . . . .          --            424,980
                                                                                  ------------     -----------
        Net cash used in financing activities . . . . . . . . . . . . . . . . .    (12,865,624)       (122,330)
                                                                                  ------------     -----------
        Net decrease in cash and cash equivalents . . . . . . . . . . . . . . .     (2,972,117)     (2,452,200)

        Cash and cash equivalents, beginning of period. . . . . . . . . . . . .      9,551,909       5,362,152
                                                                                  ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . . . .   $  6,579,792       2,909,952
                                                                                  ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .   $  6,757,816       6,947,161
                                                                                  ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . . .   $      --              --
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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1995 AND 1994

                                 (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, on Form 10-K (File No. 0-12791) filed on March 27, 1995, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures (note 2) - Copley Place Associates ("Copley Place"), Eastridge Associates, Ltd., Gables Corporate Plaza Associates ("Gables"), Carrollwood Station Associates, Ltd. ("Carrollwood"), Jacksonville Cove I Associates, Ltd. ("Glades") and Sherry Lane Associates ("Sherry Lane"). The effect of all transactions between the Partnership and the ventures has been eliminated.

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
                                1995                      1994
                     -----------------------    -------------------------
                      GAAP BASIS   TAX BASIS    GAAP BASIS   TAX BASIS
                      ----------   ---------    ----------   ---------

Net earnings
 (loss) . . . . . . .$(5,948,289)   (390,038)    7,184,668   1,439,477
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . . .$    (15.60)      (1.02)        19.93        4.65
                     ===========    ========     =========   =========

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in a gain for financial reporting and Federal income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $5,934,000 and $9,724,000 at March 31, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at March 31, 1995 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $152,831,130 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired, or parties which have contributed an interest in the property developed, or were subsequently admitted to the ventures, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During the three months ended March 31, 1995, two of the ventures' properties produced net cash receipts (Carrollwood Station Apartments and the Glades Apartments). In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

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

     JMB/NYC is a joint venture among Carlyle-XIII Associates, L.P., Carlyle-XIV Associates, L.P. and Property Partners, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership became a 20% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $600,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). JMB/NYC is a limited partnership and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIII Associates, L.P. in exchange for its limited partnership interest in that partnership. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 20% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund, on demand, $600,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 25%.

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

     In October 1994, JMB/NYC entered into an agreement ("the Agreement") with the affiliates ("the Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve most all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur in 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such an event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $191,560,351 as of March 31, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at March 31, 1995 and December 31, 1994. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $97,977,442 at March 31, 1995. During 1994 and through March 31, 1995, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides, upon the sale of the 2 Broadway Building, for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be re-allocated and will be payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization were allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income is allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There was no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994.

     Under the terms of the Three Joint Ventures agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the O&Y affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The O&Y affiliates have alleged that pursuant to the Three Joint Ventures agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate was fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan. JMB/NYC

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures as if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures would be advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans will bear a market rate of interest, have a final maturity of ten years from the date when made and will be repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at March 31, 1995 is approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that the 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the three months ended March 31, 1995 was $29,086,175. Based upon the amount of interest determined by JMB/NYC for the three months ended March 31, 1995, interest expense for the Three Joint Ventures was $17,466,639. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $84,690,965 (of which the Partnership's share is $9,845,325) for the period July 1, 1993 through March 31, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $80,804,892 at March 31, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring.
The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow would be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15,000,000. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed above to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC in which approval is incorporated into the Agreement. Furthermore, in the event of the filing of a pre-arranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement with the Olympia & York affiliates, the unpaid first mortgage indebtedness previously allocated to 2 Broadway, was allocated to
237 Park Avenue and 1290 Avenue of the Americas during 1994.   While there
can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment has been recorded for financial reporting purposes at December 31, 1993 for $192,627,560, net of the non-recourse portion of the purchase notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment has been allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes, including related accrued interest.

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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return to 1989 and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner has loaned approximately $13,398,000 through March 31, 1995 to fund its required obligation. The loan accrues interest at the contract rate based on the joint venture partner's line of credit. The line of credit bears interest at a floating rate (currently averaging 9.25% per annum at March 31, 1995). The outstanding principal and accrued interest, if any, are to be repaid from future available cash flow (as defined). The joint venture paid approximately $1,518,000 and $3,597,000 of accrued interest on these loans in 1995 and 1994, respectively. In addition, the Partnership and the joint venture partner were obligated to contribute equally to tenant improvement and other capital costs beginning in 1990. Commencing January 1, 1992, the Partnership and the venture partner are required to equally fund all cash deficits of the property. Annual cash flow (as defined), after repayment to the joint venture partner of operating deficit loans and funding requirements, is to be allocated equally between the Partnership and joint venture partner. In March 1994, the venture partner and the Partnership each contributed $424,980 for the payment of certain previously deferred management fees.

     Operating profits and losses of the joint venture are 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provides that, in general, upon any sale or refinancing of the complex, the first $60,000,000, after repayment of the joint venture loans, of net proceeds will be distributed equally between the Partnership and the joint venture partner. The Partnership will then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at March 31, 1995 is $12,000,000). The Partnership will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which has been paid or is payable to the developer on its $20,000,000 purchase price note. The joint venture partner will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the $20,000,000 purchase price note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. Reference is made to Note 3(e) for a discussion of the modification of the mortgage loan for the property.

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

     At sale, OOUV and an unaffiliated third party contributed the Old Orchard shopping center and $60,366,572 in cash (before closing costs and prorations), respectively, to a newly formed limited partnership. Immediately at closing, the new partnership distributed to OOUV $60,366,572 in cash (before closing costs and prorations) in redemption of approximately 89.5833% of OOUV's interest in the new partnership. OOUV,

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the limited partner, has retained a 10.4167% interest in the new limited partnership after such redemption. OOUV was also entitled to receive up to an additional $4,300,000 based upon certain events (as defined), all of which was earned in 1993 and received in 1994. Upon receipt, OOUV distributed the $4,300,000 to the respective partners, based upon their pre-contribution percentage interests. OOUV still may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

     Contemporaneously with the formation of the new limited partnership, OOUV redeemed Orchard Associates' ("Orchard") interest in OOUV for $56,689,747 (before closing costs and prorations). This transaction has resulted in Orchard having no ownership interest in the property as of the effective date of the redemption agreement.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, the distribution to OOUV of $4,300,000 and the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000 as discussed above and distributed to each of the respective partners their fifty percent share ($1,702,082) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting and Federal income tax purposes in 1994. Upon receipt of all or a portion of the remaining contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amounts will be received.


(3)  LONG-TERM DEBT MODIFICATIONS AND REFINANCINGS

     (a)  General

     As described below and in response to operating deficits incurred at certain properties, the Partnership or its ventures are seeking and/or have received mortgage note modifications on certain properties. Certain of the modifications received have expired and others expire on various dates commencing November 1996. In addition, certain properties have loans with scheduled maturities commencing August 1995. Upon expiration of such modifications or at maturity, should the Partnership or its ventures be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may decide not to commit any significant additional amounts to these properties. This generally would result in the Partnership no longer having an ownership interest in such properties and may result in a gain for financial reporting purposes and Federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

     (b)  Eastridge Apartments

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

     In April 1994, the Partnership exercised its option, under the latest loan modification, for a discounted payoff of its mortgage obligation secured by the Eastridge Apartments. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000. As a result of this transaction, the Partnership recognized an extraordinary gain of $996,126 for financial reporting purposes in 1994. The Partnership determined that exercising its option for the early payoff was necessary in order to maximize its return upon sale of the property which occurred on June 30, 1994 (see note 7(b)).

     (c)  University Park Office Building

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

     In April 1993, the Partnership began submitting cash flow debt service payments to the lender due to the move-out of the building's primary tenant. The Partnership's discussions with the first mortgage lender to further modify the note were unsuccessful. The Partnership transferred title to the property to the lender on January 10, 1994. This resulted in the Partnership's no longer having an ownership interest in the property, and resulted in a gain of approximately $5,676,000 for financial reporting purposes. The Partnership also recognized a gain for Federal income tax purposes of approximately $6,897,000 in 1994. There were no corresponding distributable proceeds as a result of the transfer of title.

     (d)  Gables Corporate Plaza

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

     The Gables venture had negotiated for an additional modification or refinancing of the first mortgage loan. Since January 1991, interest only payments were remitted at a 5% pay rate instead of the required 7% rate to the extent of available property cash flow. Negotiations with the lender were unsuccessful and the Partnership on behalf of the venture decided to not commit any significant additional amounts to the property. On May 3, 1993, the lender appointed a receiver and took possession and control of the property. In addition, the venture entered into an agreement with the lender whereby the venture would transfer title to the lender in January, 1994. During this period, the venture attempted to sell the property. The venture was unable to sell the property during the allotted time. On January 5, 1994, the venture transferred title of the property to the lender in accordance with its previous agreement. This resulted in the venture no longer having an ownership interest in the property and resulted in a gain to the venture in 1994 of approximately $10,565,000 for financial reporting purposes (of which the Partnership's share was approximately $7,678,000). The venture also recognized a gain in 1994 of approximately $12,464,000 for Federal income tax purposes (of which the Partnership's share was approximately $3,793,000) in 1994. There were no corresponding distributable proceeds as a result of the transfer of title.

     (e)  Copley Place

     The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993 and, at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and, at that time, further reduced it to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance on the loan, including the difference between deferred interest and interest paid at the applicable pay rate, (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. All outstanding principal, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (if any, as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all capital and leasing expenditures, but before payment of a portion of the property management fees, is escrowed for the purpose of paying for future capital and leasing requirements.

     As a result of the debt modification, the property produced cash flow in 1993 and 1994. This cash flow has been escrowed for future potential leasing requirements as set forth in the loan modification. The property experienced a significant loss of rental income in 1994 due to the expiration of a major tenant's lease. Based on this fact, the joint venture initiated discussions with the first mortgage lender regarding an

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


additional modification of the loan. There can be no assurances such additional modification will be consummated. If the joint venture is unable to secure such remodification, it may decide not to commit any significant additional amounts to the property. This would result in the joint venture no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing the recently vacated space.

     (f)  Sherry Lane Place

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

     In November 1993, the Partnership reached an agreement with the current lender to further modify the existing long-term non-recourse mortgage note secured by the property. Under the terms of the remodification, the existing mortgage balance was divided into two notes. The first note of $22,000,000 bears a contract interest rate of 8% per annum for the period retroactive from January 1, 1993 through December 31, 1994, increasing to 8.5% per annum for the period from January 1, 1995 through April 1, 1998. Interest only is payable on the first note at 5.75% per annum for the period retroactive to January 1, 1993 through December 31, 1993, at 8% per annum from January 1, 1994 through December 31, 1994 and at 8.5% per annum from January 1, 1995 through April 1, 1998. The difference between the contract rate and the pay rate was added to the principal balance. The second note, consisting of the remaining unpaid principal and accrued interest has a zero pay and accrual rate and is due and payable April 1, 1998. All excess cash flow above debt service on the first note is to be applied first against accrued interest on the first note and then as contingent interest on the second note (as defined).

     (g)  Marshall's Aurora Plaza

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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (h)  Carrollwood Apartments

     In September 1993, the venture refinanced with an unaffiliated third party lender the existing underlying mortgage loan (approximately $7,200,000). The new loan was in the amount of $7,455,000. In addition, the venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture plus interest. As of the date of this report, the escrow account is approximately $118,000 and no amounts have been withdrawn.

     (i)  Long Beach Plaza

     The Partnership initiated discussions with the first mortgage lender regarding a modification of the mortgage loan secured by the Long Beach Plaza located in Long Beach, California. In December 1994, the Partnership reached an agreement with the lender whereby the loan term would be extended through August 31, 1995. This extension required that the Partnership commit to fund approximately $923,000 for future leasing costs.

The lender further agreed to fund $414,000 to be used for leasing and tenant improvements by way of a second note bearing interest at 13% per annum. No amounts have been drawn on this note as of March 31, 1995. Payment of principal and interest on the second note is deferred until August 31, 1995, at which time, principal and accrued interest are due in full. The Partnership continues to seek a permanent modification of the first and new second notes. There can be no assurance that any such modification agreement will be executed. If the Partnership is unable to secure such modification, it may decide not to commit any significant additional amounts to the property. This would result in the Partnership no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Prior to its most recent agreement, the Partnership had not remitted all of the scheduled debt service payments since June 1993. The combined balances of the mortgage note and related accrued interest of approximately $40,931,000 at March 31, 1995 and approximately $39,835,000 at December 31, 1994 have been classified as current liabilities in the accompanying consolidated financial statements. As of the date of this report, payments of principal and interest in arrears are approximately $7,197,000.

     (j)  Plaza Tower

     The first mortgage loan secured by the property matured on November 1, 1994. The Partnership reached an agreement for a short term extension until January 1, 1995 and paid an extension fee of $15,000 to the existing lender. During January 1995, the Partnership reached another agreement with the existing lender for an additional extension until March 31, 1995 provided the Partnership pay down the principal balance by $1,500,000 and find an alternative source of financing. The Partnership continued to remit debt service payments during this period under the existing loan terms.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In April 1995, the Partnership agreed with a new third party lender to refinance approximately $14,900,000 of the existing mortgage note. As such, the Partnership paid down to the existing mortgage note another $1,100,000 to the previous mortgage lender in order to further extend the loan until the refinancing closed. The refinancing closed in April 1995 and there were no distributable proceeds available. The six year loan bears an interest rate of 9.02%. Interest only payments are required to be remitted monthly until maturity in May 2001.


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

     The Long Beach Plaza in Long Beach, California, Glades Apartments in Jacksonville, Florida, Copley Place in Boston, Massachusetts, Plaza Tower office building in Knoxville, Tennessee, Eastridge Apartments in Tucson, Arizona, (prior to its sale in June 1994), University Park office building in Sacramento, California (prior to transferring title to the lender in January 1994), Sherry Lane Place office building in Dallas, Texas, and Gables Corporate Plaza in Coral Gables, Florida (prior to the lender appointing a receiver in May 1993), are or were managed by an affiliate of the Corporate General Partner until December 1994 for a fee equal to a percentage of defined gross income from the property. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Plaza Tower office building, Glades Apartments, and the Sherry Lane office building on the same terms that existed prior to the sale.


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership or the Partnership's consolidated ventures to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                               Unpaid at
                                                               March 31,
                                      1995        1994           1995
                                    --------     -------     -------------
Property manage-
 ment and leasing
 fees . . . . . . . . . . . . .     $306,838     377,346       2,914,809
Insurance commissions . . . . .           37         216           --
Reimbursement (at
 cost) for out-of-
 pocket expenses. . . . . . . .          575         758           --
                                    --------     -------       ---------
                                    $307,450     378,320       2,914,809
                                    ========     =======       =========

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,915,000 approximately $8 per $1,000 interest at March 31, 1995) has been deferred. All property management fees and leasing fees are being paid currently. In February 1995, the Partnership paid $10,000,000 of previously deferred property management and leasing fees to an affiliate of the General Partner.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries of employees and direct expenses of officers and employees of the Corporate General Partner relating to the administration of the Partnership and operation of the properties. Such costs were $64,618 and $241,136 for the three months ended March 31, 1995 and the year ended December 31, 1994, respectively, all of which were paid as of March 31, 1995.


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC venture for the three months ended March 31, 1995 and 1994 is as follows:

                                                1995                1994
                                            -----------          ----------
  Total income from
    properties
    (unconsolidated). . . . . . .           $33,684,436          37,623,603
                                            ===========          ==========
  Operating loss. . . . . . . . .           $15,839,645          10,909,958
                                            ===========          ==========
  Partnership's share
    of loss . . . . . . . . . . .           $ 1,992,031           1,362,720
                                            ===========          ==========


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

     (b)  Eastridge Apartments

     On June 30, 1994, the Partnership sold the land, related improvements, and personal property of the Eastridge Apartments, located in Tucson Arizona for $12,000,000 (before selling costs and prorations) which was paid in cash at closing. The mortgage note was satisfied in full prior to the sale date (see note 3(b)). The Partnership recognized a gain of approximately $5,010,000 for financial reporting purposes and a gain of approximately $7,081,000 for Federal income tax purposes in 1994.


(8) ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1994 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 (see note 1).


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $6,580,000. Such funds and short-term investments of approximately $374,000 are available for distributions to partners, leasing and capital improvement costs and for funding requirements at Copley Place for its share of management fees, for working capital requirements, including potential future operating deficits, and for significant leasing and tenant improvement costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $9,200,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $5,943,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments as well as the cash and short-term investments currently held by the Partnership and its ventures. However, the Partnership does not consider the 2 Broadway, 1290 Avenue of the Americas and 237 Park Avenue buildings as well as the Copley Place multi-use complex to be significant sources of long-term liquidity. The Partnership's and its ventures' mortgage obligations are generally non-recourse and therefore, the Partnership and its ventures generally are not personally obligated to pay such mortgage indebtedness.

     Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of potential leasing and capital improvement costs at these properties, the Partnership suspended operating cash distributions to the Limited and General Partners effective as of the first quarter of 1992. However, in February 1995, the Partnership made a sales distribution totalling $11,094,473 (approximately $30 per limited partnership interest) out of net sale proceeds resulting primarily from the sale of Old Orchard shopping center.

     As described more fully below and/or in Note 3, the Partnership has received (certain of which have expired and others of which expire at various dates commencing August 1995) or is negotiating mortgage note modifications or refinancing on the Sherry Lane Place office building, Glades Apartments, Long Beach Plaza, Carrollwood Apartments, Marshall's Aurora Plaza, Plaza Tower office building and Copley Place multi-use complex. The Partnership was unsuccessful in its efforts to obtain modifications of the loans secured by the University Park office building and the Gables Corporate Plaza, as further discussed below and in Note 3. The Partnership has not remitted the required debt service payments pursuant to the loan agreement on the Long Beach Plaza which matures August 1995. The corresponding balance of its mortgage note and related deferred accrued interest thereon has been classified as a current liability in the accompanying Consolidated Financial Statements. In January 1994, the Partnership or its venture transferred title to Gables Corporate Plaza and to the University Park office buildings to their respective lenders and the related mortgage loans were fully discharged by each. (Reference is made to Notes 3(d) and (c)). In April 1994, the Partnership exercised its option to fully satisfy its obligation with respect to the Eastridge Apartment mortgage loan at the previously agreed upon release price. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000, which was paid out of the Partnership's cash and cash equivalents and proceeds from the sale and maturity of short term investments. (See Notes 3(b) and 7(b)). For those investment properties where modifications are being sought, or with expired modifications or short-term modifications, if the Partnership is unable to secure new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits. This could result in the Partnership no longer having an ownership interest in such properties and could result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Such decisions would be made on a property-by-property basis.

     The indebtedness on certain other of the Partnership's investment properties matures and is due and payable commencing in 1995 and subsequent years (Reference is made to Note 3). The source of repayment is expected to be from proceeds from the sale or refinancing of such properties, or extension of such indebtedness. However, there can be no assurance that any such sales, refinancings or extensions will occur.

     Copley Place

     The Boston office market remains very competitive due to the large supply of available space and to the prevalence of concessions being offered to attract and retain tenants.

     Commencing January 1, 1992, cash deficits and funding requirements are allocated equally between the Partnership and the joint venture partner. The joint venture has obtained a modification of the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993, and at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and at that time further reduced to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance of the loan and interest paid at the applicable pay rate (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. The outstanding principal balance, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all current capital and leasing expenditures, but before payment of a portion of the property management fees, will be escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993 and 1994, which has been escrowed for future potential leasing requirements as set forth in the current loan modification.

     In 1994, the property experienced a significant loss in rental income in connection with the expiration of the IBM lease (279,432 square feet in April 1994) representing 23% of the leasable office space in the aggregate.

Although the structure of the modification of the first mortgage loan took into account the potential downsizing of IBM, it was originally anticipated that IBM would renew approximately 80,000 square feet. However, IBM has renewed only 8,398 square feet. In addition, the John Hancock Property and Casualty Co. (which leased 97,180 square feet representing 11.5% of the leasable office space) vacated its space upon the expiration of its lease in October 1994. Currently, as leases at the office portion of Copley Place expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases. Although the previous decline in rental rates appeared to have been stabilized in 1994 and leasing activity has increased, the supply of office space has caused increased competition for tenants, a corresponding decline in rental rates and a corresponding increase in time required to release tenant space in these markets. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, the anticipated increase in releasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. Therefore, the property's operations may be insufficient to pay the modified debt service through the end of 1995. The joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such remodification will be consummated. If the joint venture is unable to secure such remodification, the joint venture may decide not to commit any significant additional amounts to the property. This could result in the joint venture no longer having an ownership interest in the property, which would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing IBM's and John Hancock's vacant space and currently has several prospective replacements for the space, although replacement cannot be assured.

     The joint venture partners decided to pay previously deferred property management fees owed to an affiliate for 1993 and to end the deferment of any subsequent fees incurred. As a result, the venture partners have made contributions of $1,569,447 in 1994, of which the Partnership's share was $784,724 for the payment of the above mentioned fees. As of March 31, 1995, the aggregate amount of such deferred management fees was approximately $335,000.

     On March 31, 1995, the joint venture received $1,517,994 from a tenant for rental amounts due from previous years. The joint venture used this amount to pay a portion of the accrued interest on the outstanding loan from the joint venture partner, as more fully discussed in Note 2(c).

     Old Orchard

     On September 2, 1993, effective August 30, 1993, Orchard Associates in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each have a 50% interest, sold its interest in the Old Orchard shopping center (reference is made to Note 2(d)).

     JMB/NYC

     At the 2 Broadway Building, occupancy remained at 18%. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and relatively weak demand for, tenant space. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway building.

     Occupancy at 1290 Avenue of the Americas remained at 94%. A new lease with Alex Brown (78,000 square feet, or approximately 4% of the building's leasable space) which was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Although approximately 21% of the building's space under tenant leases will expire by the end of 1995, negotiations are currently being conducted with a number of prospective tenants in the financial services industry to lease a significant portion of the current and anticipated vacant space. There can be no assurances that such negotiations will be successful. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the twelfth and thirteenth floors (137,568 square feet or approximately 7% of the buildings leasable space) on or before June 30, 1996. The original lease, as amended, was to terminate on December 31, 2003. The amendment also added space on the eighth and ninth floors (44,360 square feet or approximately 2% of the buildings leasable space which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid on early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. During the second quarter of 1994 a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994 John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space.

     Occupancy at 237 Park Avenue during the year remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2. As part of the Agreements, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur in 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $191,560,351 of March 31, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC has had a dispute with the Olympia & York affiliates over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2 of Notes to Financial Statements. During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993.

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

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring.
The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow would be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed in the loan restructuring proposal discussed above to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC, whose approval is incorporated into the Agreement. Furthermore, in the event of the filing of a pre-arranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway has been reallocated to 237 Park Avenue and 1290 Avenue of the Americas. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the purchase notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including accrued interest.

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

     The Partnership believes that the transactions proposed in the Agreement, although subject to satisfaction of certain conditions, will be completed, thereby eliminating any potential funding obligation of the Partnership in the future (as more fully discussed in Note 2(b)). Consequently, the Partnership believed that its working capital reserves were in excess of the amount necessary for the future operations of the Partnership. Therefore, the Partnership distributed its excess working capital to the partners during February 1995, reference is made to note 8.

     Long Beach Plaza

     During March 1995, Ross Dress for Less leased and took occupancy of approximately 27,200 square feet of the first floor of the vacated Buffum's building. In addition, Gold's Gym has expressed an interest to lease approximately 34,000 square feet of the third floor of the vacated Buffum's building and relocate from its current 9,813 square foot space on Pine Avenue. There can be no assurance this lease will be consummated. The Partnership has several prospects for the smaller Gold's Gym space. The Partnership had discussions with several tenants regarding their requests for temporary rent relief commencing in 1992. The tenants indicated that, due to the poor sales levels of their stores at the mall, such relief was necessary if they were to continue to operate. After review of those tenants requesting relief, the Partnership decided to grant temporary relief (approximately 50% of their minimum rent) to certain tenants through December 31, 1992. The Partnership had re-evaluated each tenant's sales level and financial situation for 1993 and 1994. Additional relief was granted for 1993 and 1994. As a result of the foregoing, the Partnership initiated and continues to hold discussions with the first mortgage lender regarding a permanent modification of its mortgage loan secured by the property. During December 1994, the lender agreed to extend the maturity of the loan until August 1995. This extension required that the Partnership commit to fund approximately $923,000 for future leasing costs.

The lender further agreed to fund $414,000 to be used for leasing and tenant improvements by way of a second note bearing interest at 13% per annum. No amounts have been drawn on this note as of March 31, 1995. Due to declining retail sales at the center along with one of the center's anchor tenants vacating its space in 1991, the Partnership has not remitted all of the scheduled debt service payments since June 1993. As of the date of this report, payments of principal and interest in arrears are approximately $7,197,000. There can be no assurance that such modification will be consummated (reference is made to Note 3(i)).
     University Park

     University Park office building's major tenant, California Vision Services, vacated its space of 70,697 square feet (59% of the building) upon the expiration of its lease in April 1993. The tenant's anticipated space requirements over the next several years were expected to grow to over 200,000 square feet, which the property was unable to accommodate.
The Partnership had been actively marketing the vacated space. As a result of Cal-Vision's move out, the Partnership was unable to remit the full debt service payment from property operations and had submitted cash flow from the property through May, 1993. In addition, the Partnership's discussions with the first mortgage lender to further modify the note were unsuccessful. The Partnership decided not to commit any additional capital to the property. Given the current vacancy level of the building and the current and projected market conditions, the likelihood of recovering any additional cash investment necessary to retain ownership of the building would have been remote. As a result, on January 10, 1994, the Partnership transferred to the lender title to the property. This resulted in the Partnership recognizing a gain for financial reporting and Federal income tax purposes with no distributable proceeds in 1994. (See Note 3(c)).

     Eastridge Apartments

     In April 1994, the Partnership exercised its option for a discounted payoff of its mortgage obligation secured by the Eastridge Apartments (see
Note 3(b)). On June 30, 1994, the Partnership sold the land, building and related improvements of the Eastridge Apartments, located in Tucson, Arizona. See Note 7(b).

     Plaza Tower Office Building

     The mortgage loan secured by the Plaza Tower office building matured November 1, 1994. Subsequently, the Partnership reached an agreement for a short-term extension until January 1, 1995 upon paying a $15,000 extension fee to the existing lender. During 1995, the Partnership reached two agreements with the existing lender for extensions through April 1995 provided the Partnership pay down the principal balance and find an alternative source of financing.

     The Partnership made a principal payments in the amounts of $1,500,000 and $1,100,000 to the existing lender during February and April 1995, respectively, and reached an agreement with a new third party lender to refinance the mortgage note. Reference is made to Note 3(j) for the terms of the refinancing.

     Glades

     On December 1, 1994, the joint venture contracted with an affiliate of the General Partner (prior to the sale of such affiliate in December 1994 (reference is made to Note 4)) to provide property management services for the Glades Apartments. Fees for management services are not expected to change significantly and are equal to a percentage of defined gross income from the property.

     General

     The affiliates of the Corporate General Partner have deferred certain pre-1993 property management and leasing fees payable to them under the terms of the management agreements in an aggregate amount of approximately $2,915,000 (approximately $8 per interest) through March 31, 1995. The Partnership paid $10,000,000 of previously deferred fees during February 1995. The current deferred amounts do not bear interest and are payable in future periods. Reference is made to Note 5.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     As we have reported previously, due to these issues, it is likely that the Partnership will hold certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. Also, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents, short-term investments and restricted funds and the corresponding increase in buildings and improvements and the decreases in the current portion of long-term debt, amounts due to affiliates and partners' capital at March 31, 1995 as compared to December 31, 1994 are due primarily to: (a) payment for tenant improvement costs relating to the former Buffums' space at Long Beach Plaza and the former IBM space at Copley Place multi-use complex, (b) principal payments of $2,600,000 relating to the refinancing of the mortgage loan secured by the Plaza Tower office building, (c) payment of $10,000,000 for previously deferred property management and leasing fees and (d) distribution of sales proceeds of $11,094,473. Reference is made to Notes 3(i), 3(j) and 5.

     The decrease in rents and other receivables and the increase in unearned rents at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of leasing activity and rental collections at Copley Place multi-use complex.

     The decrease in prepaid expenses at March 31, 1995 as compared to December 31, 1994 is due to the timing of insurance payments at certain of the Partnership's investment properties.

     The increase in escrow deposits and the corresponding decrease in accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 and the decreases in property operating expenses and the venture partners' share of operations for the three months ended March 31, 1995 as compared to the same period in 1994 are due primarily to the decrease in assessed property values for the Copley Place multi-use complex and the Plaza Tower office building, which lowered the related property tax liability for these investment properties in 1995. The decrease in property operating expenses is also attributable to the sale of Eastridge Apartments in June 1994 (see Note 7 (b)).

     The decrease in investment in unconsolidated ventures at March 31, 1995 as compared to December 31, 1994 and the Partnership's share of loss from unconsolidated ventures for the three months ended March 31, 1995 as compared to the same period in 1994 are attributable to the losses incurred at JMB/NYC (see Note 2 (b)).

     The increases in deferred expenses and accounts payable at March 31, 1995 as compared to December 31, 1994 are due primarily to lease commissions earned, partially offset by amortization for the three months ended March 31, 1995.

     The increase in long-term debt at March 31, 1995 as compared to December 31, 1994 is due to the accrual of long-term deferred interest of approximately $2,045,000 on the Copley Place purchase price note.

     The decrease in rental income for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily attributable to the loss of IBM and John Hancock as tenants of the Copley Place multi-use complex during April and October 1994, respectively.

     The decreases in mortgage and other interest, depreciation and amortization for the three months ended March 31, 1995 as compared to March 31, 1994 are due primarily to the sale of Eastridge Apartments in June 1994 (see Note 7 (b)).

     The gain on sale or disposition of investment properties at March 31, 1994 of $13,354,060 is due to the transfer of title to the respective lenders of University Park office building and Gables Corporate Plaza during January 1994. Reference is made to Notes 3(c) and 3(d).




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(b), and 3(i) of the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of defaults under mortgage loans secured by the 237 Park Avenue, 1290 Avenue of the Americas, and 2 Broadway office buildings and Long Beach Plaza, which discussions are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned as of March 31, 1995.

                                                     1994                                  1995
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At      At       At
                                      3/31       6/30       9/30      12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----      -----     ----     ----   -----    -----
 1. Marshall's Aurora Plaza
     shopping center
     Aurora (Denver), Colorado. . .    89%        89%        89%        96%      94%
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . . . . .    98%        97%        98%        97%      99%
 3. Long Beach Plaza
     shopping center
     Long Beach, California . . . .    57%        54%        51%        51%      55%
 4. The Glades Apartments
     Jacksonville, Florida. . . . .    94%        96%        97%        92%      87%
 5. Sherry Lane Place
     office building
     Dallas, Texas. . . . . . . . .    98%        97%        96%        99%      98%
 6. Copley Place
     multi-use complex
     Boston, Massachusetts. . . . .    93%        75%        78%        70%      73%
 7. Plaza Tower office building
     Knoxville, Tennessee . . . . .    91%        91%        91%        92%      92%
 8. 237 Park Avenue Building
     New York, New York . . . . . .    98%        98%        98%        98%      98%
 9. 1290 Avenue of the Americas
     Building
     New York, New York . . . . . .    90%        91%        91%        94%      94%
10. 2 Broadway Building
     New York, New York . . . . . .    30%        19%        19%        18%      18%


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

         10-R.   Proposed Restructure of Two Broadway, 1290 Avenue of the
Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, is hereby incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

         10-S.   Assumption Agreements dated October 14, 1994 made by 237
Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., are hereby incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

         10-T.   Assumption Agreements dated October 14, 1994 made by O&Y
Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, are hereby incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

         10-U.   Amendment No. 1 to the Agreement of Limited Partnership of
Carlyle-XIII Associates, L.P. is filed herewith.

         10-V.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. is filed herewith.

         27. Financial Data Schedule of the Partnership for the period ended March 31, 1995 is filed herewith.

         Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)
(4) (iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

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


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                 BY:   JMB Realty Corporation
                       (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 11, 1995