Form 10-Q
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1995-11-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995         Commission file #0-12791




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

                                            CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                    (UNAUDITED)

                                                      ASSETS
                                                      ------
                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1995             1994
                                                                              --------------      -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . .     $   4,145,141       9,551,909
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . .         2,166,910      18,959,986
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           203,131         484,234
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . .         1,141,110       3,115,173
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           580,300         318,336
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,402,370       6,064,754
                                                                                -------------    ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . . . .        14,638,962      38,494,392
                                                                                -------------    ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . . . .        20,935,810      20,935,810
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .       411,241,383     409,040,913
                                                                                -------------    ------------
                                                                                  432,177,193     429,976,723
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .       159,698,642     149,525,406
                                                                                -------------    ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       272,478,551     280,451,317
                                                                                -------------    ------------
Investment in unconsolidated ventures,
  at equity (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . . .         1,407,839       2,451,859
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,151,011       5,151,072
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .           488,833         514,291
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . . . .        10,890,125       6,514,971
                                                                                -------------    ------------
                                                                                $ 305,055,321     333,577,902
                                                                                =============    ============
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (a limited partnership)
                                             and Consolidated Ventures
                                      Consolidated Balance Sheets (Continued)
                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1995             1994
                                                                               --------------     -----------
Current liabilities:
  Current portion of long-term debt (note 3). . . . . . . . . . . . . . . .     $  49,268,602      52,006,208
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,367,292       2,018,276
  Amounts due to affiliates (note 5). . . . . . . . . . . . . . . . . . . .         4,243,395      14,210,085
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           585,438         618,410
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,795,974       9,112,566
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . .         1,680,853       1,755,290
                                                                                --------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . . . .        69,941,554      79,720,835
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .           721,583         765,933
Investment in unconsolidated venture, at equity
  (notes 1, 2 and 6). . . . . . . . . . . . . . . . . . . . . . . . . . . .        82,514,169      78,812,861
Long-term debt, less current portion (note 3) . . . . . . . . . . . . . . .       370,138,208     361,563,239
                                                                                -------------    ------------
Commitments and contingencies (notes 1, 2, 3 and 7)

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       523,315,514     520,862,868

Venture partners' subordinated equity in ventures . . . . . . . . . . . . .           329,787         329,785
Partners' capital accounts (deficits) (note 1):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . .             1,000           1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . .       (21,365,811)    (20,494,612)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .        (1,149,967)     (1,039,022)
                                                                                -------------    ------------
                                                                                  (22,514,778)    (21,532,634)
                                                                                -------------    ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . . .       326,224,167     326,224,167
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . .      (481,340,952)   (462,331,395)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .       (40,958,417)    (29,974,889)
                                                                                -------------    ------------
                                                                                 (196,075,202)   (166,082,117)
                                                                                -------------    ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . . . .      (218,589,980)   (187,614,751)
                                                                                -------------    ------------
                                                                                $ 305,055,321     333,577,902
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                    (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                           1995          1994           1995           1994
                                                       -----------    ----------    -----------     ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $16,209,286    14,671,145     47,921,257     48,605,544
  Interest income . . . . . . . . . . . . . . . . .        266,523       230,490        711,260        626,048
                                                       -----------    ----------    -----------     ----------
                                                        16,475,809    14,901,635     48,632,517     49,231,592
                                                       -----------    ----------    -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .      9,510,277    10,035,107     28,852,133     29,833,796
  Depreciation. . . . . . . . . . . . . . . . . . .      3,391,079     3,399,098     10,173,236     10,355,491
  Property operating expenses . . . . . . . . . . .     10,364,692    10,043,718     28,237,348     28,627,018
  Professional services . . . . . . . . . . . . . .          --           56,001        423,016        444,859
  Amortization of deferred expenses . . . . . . . .        300,267       310,297        918,978      1,158,809
  General and administrative. . . . . . . . . . . .        200,853       120,835        580,206        410,617
                                                       -----------    ----------    -----------     ----------
                                                        23,767,168    23,965,056     69,184,917     70,830,590
                                                       -----------    ----------    -----------     ----------
        Operating loss. . . . . . . . . . . . . . .     (7,291,359)   (9,063,421)   (20,552,400)   (21,598,998)
Partnership's share of gain (loss) from
  operations of unconsolidated
  ventures (notes 1, 2 and 6) . . . . . . . . . . .    (15,801,531)   (1,537,644)   (19,193,624)    (4,345,904)
Venture partners' share of earnings
  from ventures' operations
  (note 2). . . . . . . . . . . . . . . . . . . . .      2,001,602     2,704,581      4,375,152      5,094,872
                                                       -----------    ----------    -----------     ----------
        Net operating loss. . . . . . . . . . . . .    (21,091,288)   (7,896,484)   (35,370,872)   (20,850,030)
Gain on sale or disposition of
  investment properties, net of
  venture partners' share of
  $2,887,659 in 1994 (notes 3(c), 3(d)
  and 7(b)) . . . . . . . . . . . . . . . . . . . .          --            --             --        18,364,792
Gain on sale of interest in
  unconsolidated venture (note 2(d)). . . . . . . .          --        1,702,082          --         1,702,082
                                                       -----------    ----------    -----------     ----------
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                           1995          1994           1995           1994
                                                       -----------    ----------    -----------     ----------

        Net earnings (loss) before
          extraordinary item. . . . . . . . . . . .    (21,091,288)   (6,194,402)   (35,370,872)      (783,156)

        Extraordinary items:
          Partnership's share of gain on extinguish-
            ment of debt of unconsolidated
            venture (note 2(b)) . . . . . . . . . .     15,490,116         --        15,490,116          --

           Extraordinary gain on extinguishment
             of debt (net of venture partner's
             share) (note 3(b)) . . . . . . . . . .          --            --             --           996,126
                                                       -----------    ----------    -----------     ----------
        Net earnings (loss) . . . . . . . . . . . .    $(5,601,172)   (6,194,402)   (19,880,756)       212,970
                                                       ===========    ==========    ===========     ==========

        Net earnings (loss) per
         limited partnership interest
         (note 1):
          Net operating loss. . . . . . . . . . . .    $    (56.37)       (20.70)        (93.81)        (54.67)
          Gain on sale or disposition
            of investment properties. . . . . . . .          --            --             --             49.66
          Gain on sale of interest in
            unconsolidated venture. . . . . . . . .          --             4.60          --              4.60
          Partnership's share of gain on extinguish-
            ment of debt of unconsolidated venture
            (note 2(b)) . . . . . . . . . . . . . .          41.88         --             41.88          --
          Extraordinary gain on extinguishment of
            debt (net of venture partner's share)
            (note 3(b)) . . . . . . . . . . . . . .           --           --             --              2.69
                                                       -----------    ----------    -----------     ----------
              Net earnings (loss) . . . . . . . . .    $    (14.49)       (16.10)        (51.93)          2.28
                                                       ===========    ==========    ===========     ==========
        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . .    $     --            --             30.00          --
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                    (UNAUDITED)

                                                                                      1995             1994
                                                                                  ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(19,880,756)        212,970
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,173,236      10,355,491
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . .        918,978       1,158,809
    Amortization of discount on long-term debt. . . . . . . . . . . . . . . . .        190,143          85,983
    Partnership's share of loss from operations
      of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . .     19,193,624       4,345,904
    Venture partners' share of loss from ventures'
      operations and gain on disposition of
      investment property . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,375,152)     (5,094,872)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . . . .      8,864,263       8,079,317
    Gain on sale or disposition of investment properties. . . . . . . . . . . .          --        (18,364,792)
    Gain on sale of interest in unconsolidated venture. . . . . . . . . . . . .          --         (1,702,082)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (15,490,116)       (996,126)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        281,103           --
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . .      1,974,063       2,697,527
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (261,964)        (78,163)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (337,616)     (1,404,672)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . . . .         25,458          12,127
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        433,690         510,683
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .    (10,051,364)       (295,945)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (32,972)        421,806
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,683,408         205,507
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . .        (74,437)       (833,488)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . . .        (44,350)       (296,124)
                                                                                  ------------     -----------
        Net cash used in operating activities . . . . . . . . . . . . . . . . .     (5,810,761)       (980,140)
                                                                                  ------------     -----------
                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      1995             1994
                                                                                  ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . . . .     16,793,076      (2,894,227)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . . . .     (2,200,470)     (1,192,364)
  Cash sales proceeds from sale of investment properties,
    net of selling expenses (note 7(b)) . . . . . . . . . . . . . . . . . . . .          --         11,781,988
  Cash expended in disposition of investment
    property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             (1,014)
  Partnership's contributions to unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (10,000)
  Partnership's distribution from unconsolidated
    ventures (note 2(d)). . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,041,820       1,702,082
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .       (918,917)       (405,256)
                                                                                  ------------     -----------
        Net cash provided by investing activities . . . . . . . . . . . . . . .     14,715,509       8,981,209
                                                                                  ------------     -----------
Cash flows from financing activities:
  Cash distributions to limited partners. . . . . . . . . . . . . . . . . . . .    (10,983,528)          --
  Cash distributions to general partners. . . . . . . . . . . . . . . . . . . .       (110,945)          --
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . .     (3,217,043)     (9,753,662)
  Ventures partners contribution to venture . . . . . . . . . . . . . . . . . .          --            705,010
                                                                                  ------------     -----------
        Net cash used in financing activities . . . . . . . . . . . . . . . . .    (14,311,516)     (9,048,652)
                                                                                  ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . . . .     (5,406,768)     (1,047,583)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . . . .      9,551,909       5,362,152
                                                                                  ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . . . .   $  4,145,141       4,314,569
                                                                                  ============     ===========

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                      1995             1994
                                                                                  ------------     -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .   $ 18,559,400      29,411,990
                                                                                  ============     ===========
  Non-cash investing and financing activities:
    Principal balance due on mortgages payable. . . . . . . . . . . . . . . . .   $      --          9,696,126
    Payment on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .          --         (8,700,000)
                                                                                  ------------     -----------
          Extraordinary items - non-cash gain recognized
            on forgiveness of indebtedness (note 3(b)). . . . . . . . . . . . .   $      --            996,126
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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1995 AND 1994

                                 (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures (note 2) - Copley Place Associates ("Copley Place"), Eastridge Associates, Ltd. (property sold in June 1994, see note 7(b)), Gables Corporate Plaza Associates ("Gables") (property transferred to lender in January 1994, see note 3(d)), Carrollwood Station Associates, Ltd. ("Carrollwood"), Jacksonville Cove I Associates, Ltd. ("Glades") and Sherry Lane Associates ("Sherry Lane").
The effect of all transactions between the Partnership and the ventures has been eliminated.

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

                                1995                      1994
                     -----------------------    ----------------------
                      GAAP BASIS   TAX BASIS    GAAP BASIS   TAX BASIS
                      ----------   ---------    ----------   ---------
Net earnings
 (loss) . . . . . . .$(19,880,756)(12,111,191)     212,970     535,616
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . . .$     (51.93)    (31.81)         2.28        7.73
                    ============ ===========     =========   =========

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

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. Therefore, for the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $1,793,000 and $9,724,000 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the 1995 presentation.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report those assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less that the existing non-recourse debt which is secured by the property.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not finalized its assessment of the full impact of adopting SFAS 121, it is likely that additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures. Such provisions, including the Partnership's share of such unconsolidated venture provisions, are currently estimated to total approximately $10,500,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at September 30, 1995 is a party to seven operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $152,831,130 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments acquired, or parties which have contributed an interest in the property developed, or were subsequently admitted to the ventures, made no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, was taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures. The Partnership has acquired, through the above ventures, two apartment complexes, four office buildings and a multi-use complex.

     The Partnership generally has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During the nine months ended September 30, 1995, two of the ventures' properties (Carrollwood Station Apartments and the Glades Apartments) produced net cash receipts. In addition, the Partnership generally has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

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

     The terms of the significant venture agreements are summarized as follows:

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (b)  JMB/NYC

     The Partnership owns indirectly through Carlyle-XIII Associates, L.P. and JMB/NYC an interest in (i) the 237 Park Avenue Associates venture which owns an existing 23-story office building, (ii) the 1290 Associates venture which owns an existing 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Co. ventures which sold their 32-story office building in September 1995 (together "Three Joint Ventures" and individually a "Joint Venture"). All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O&Y Equity Company, L.P. and O&Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Limited (hereinafter sometimes referred to as "O&Y").

     JMB/NYC is a joint venture among Carlyle-XIII Associates, L.P., Carlyle-XIV Associates, L.P. and Property Partners, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 20% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $600,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). JMB/NYC is a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Carlyle-XIII Associates, L.P. in exchange for its limited partnership interest in that partnership. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 20% shareholder. Related to this investment, the Partnership has an obligation to fund, on demand, $600,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 25%.

     The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an agreement with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain Preference Amounts, as defined. This agreement would also, among other things, provide for no further allocation from the Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Joint Ventures only to the extent of cash flow distributions to JMB/NYC.
               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In October 1994, JMB/NYC entered into an agreement ("the Agreement") with the Olympia and York affiliates to resolve certain disputes which became more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance that such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments, but before prorations, of approximately $18.3 million. As a result of this sale and the disposition of its interest in the 2 Broadway Joint Ventures, JMB/NYC recognized a net gain of approximately $10,000,000 (of which the Partnership's share is approximately $2.5 million) for financial reporting purposes. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.
A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the
               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the joint venture partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. Although JMB/NYC has had discussions with the Olympia & York affiliates and certain of the creditors concerning possible restructuring proposals, because of the preliminary status and the complexity of the proposals, as well as the current divergence in the interests of certain of the creditors, the Partnership does not know at this time how a restructuring would affect the Joint Ventures, the JMB/NYC's ownership interest therein and/or the effectuation of various transactions pursuant to the Agreement. One or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such a restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing a substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated between the 1290 Associates and 237 Park Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $14,272,592 and $34,158,225 at September 30, 1995 and December 31, 1994, respectively. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the 2 Broadway Joint Venture is additionally secured by JMB/NYC's interest in $20,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $44,487,575 at September 30, 1995. During 1994 and through September 30, 1995, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $20 million. As discussed more fully below, in September 1995 the 2 Broadway Joint Ventures concluded the sale of the 2 Broadway Building at a price which did not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, $20,000,000 of the 2 Broadway Purchase Notes has been reallocated and is payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization were allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement reached in March, 1993 between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide for no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There was no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994.

     Under the terms of the Three Joint Ventures' agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The Olympia & York affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for the purpose of calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate were fixed at 12-3/4% per annum (versus the variable short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor to exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at September 30, 1995 is approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the nine months ended September 30, 1995 was $87,363,401. Based upon the amount of interest determined by JMB/NYC for the nine months ended September 30, 1995, interest expense for the Three Joint Ventures was $51,700,688. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $108,734,142 (of which the Partnership's share is $12,640,344) for the period July 1, 1993 through September 30, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $82,514,169 at September 30, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The 237 Park Avenue and the 1290 Avenue of the Americas office buildings currently serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. A restructuring of the loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings, as discussed above. The Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum.

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

     Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of JMB/NYC's interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, JMB/NYC would then proceed to terminate its affairs.

     (c)  Copley Place

     The Partnership acquired in 1983, through a joint venture with the developer, an interest in a portion of Copley Place, a multi-use complex in Boston, Massachusetts. Initially, the Partnership purchased an interest in the complex from the developer for consideration which included a purchase price note. The Partnership has made total cash contributions of $60,000,000 for its interest in Copley Place Associates. In December 1984, an affiliate of the Corporate General Partner of the Partnership acquired ownership of the joint venture partner.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return to 1989 and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner has loaned approximately $13,398,000 through September 30, 1995, to fund its required obligation. The loan accrues interest at the contract rate based on the joint venture partner's line of credit. The line of credit bears interest at a floating rate (currently averaging 9.25% per annum at September 30, 1995). The outstanding principal and accrued interest, if any, are to be repaid from future available cash flow (as defined). The joint venture paid approximately $1,518,000 and $3,597,000 of accrued interest on these loans in 1995 and 1994, respectively. In addition, the Partnership and the joint venture partner were obligated to contribute equally to tenant improvement and other capital costs beginning in 1990. Commencing January 1, 1992, the Partnership and the venture partner are required to equally fund all cash deficits of the property. Annual cash flow (as defined), after repayment to the joint venture partner of operating deficit loans and funding requirements, is to be allocated equally between the Partnership and joint venture partner. In March 1994, the venture partner and the Partnership each contributed $424,980 for the payment of certain previously deferred management fees.

     Operating profits and losses of the joint venture are 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provides that, in general, upon any sale or refinancing of the complex, the first $60,000,000, after repayment of the joint venture loans, of net proceeds will be distributed equally between the Partnership and the joint venture partner. The Partnership will then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at September 30, 1995 is $12,000,000). The
Partnership will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which has been paid or is payable to the developer on its $20,000,000 purchase price note (which at September 30, 1995 has an outstanding balance, including accrued interest, of $76,749,633). The joint venture partner will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the $20,000,000 purchase price note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. However, the Partnership is obligated to use its share of any sale or refinancing proceeds to satisfy, in full, the purchase price note payable to the joint venture partner, as more fully discussed in note 3(b) of the Partnership's 1994 Annual Report. Reference is made to note 3(e) for a discussion of the modification of the mortgage loan for the property.

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

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates their redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard their share of the pre-sale settlement with Federated department stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. The Partnership currently intends to retain these funds for working capital purposes.

     OOUV and Orchard have also entered into a contribution agreement whereby they have agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation, the distribution to OOUV of $4,300,000 and the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000 as discussed above and distributed to each of the respective partners their share ($1,702,082) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting and Federal income tax purposes in 1994.

Upon receipt of all or a portion of the remaining contingent amounts, Orchard and the Partnership would expect to recognize additional gain for Federal income tax and financial reporting purposes in the year of such receipts. However, there can be no assurance that any portion of the remaining contingent amounts will be received.


(3)  LONG-TERM DEBT MODIFICATIONS AND REFINANCINGS

     (a)  General

     As described below and in response to operating deficits incurred at certain properties, the Partnership or its ventures are seeking and/or have received mortgage note modifications on certain properties. Certain of the modifications received have expired and others expire on various dates commencing November 1996. In addition, certain properties have loans with

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


scheduled maturities commencing August 1998. Upon expiration of such modifications or at maturity, should the Partnership or its ventures be unable to secure new or additional modifications to the loans, based upon current and anticipated future market conditions, the Partnership may decide not to commit any significant additional amounts to these properties. This generally would result in the Partnership no longer having an ownership interest in such properties and may result in a gain for financial reporting purposes and Federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.

     (b)  Eastridge Apartments

     The mortgage note secured by the Eastridge Apartments was modified in August 1990 and remodified effective May, 1993. The 1993 remodification established release prices for the mortgage obligation (as defined), upon execution until May 1, 1995.

     In April 1994, the Partnership exercised its option, under the latest loan modification, for a discounted payoff of its mortgage obligation. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000. As a result of this transaction, the Partnership recognized an extraordinary gain of $996,126 for financial reporting purposes in 1994. The Partnership determined that exercising its option for the early payoff was necessary in order to maximize its return upon sale of the property which occurred on June 30, 1994 (see note 7(b)).

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

     (d)  Gables Corporate Plaza

     Effective March 1, 1989, the Gables venture modified the long-term first mortgage note secured by Gables Corporate Plaza located in Coral Gables, Florida, to permanently lower the contract rate on the loan.

     Commencing January 1991, interest only payments were remitted at a 5% pay rate instead of the required 7% rate to the extent of available property cash flow while the Gables venture negotiated for an additional modification or refinancing of the first mortgage loan. Negotiations with

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the lender were unsuccessful and the Partnership on behalf of the venture decided to not commit any significant additional amounts to the property. On May 3, 1993, the lender appointed a receiver and took possession and control of the property. In addition, the venture entered into an agreement with the lender whereby the venture would transfer title to the lender in January, 1994 if the venture was unable to sell the property prior to such time. On January 5, 1994, the venture transferred title of the property to the lender in accordance with its previous agreement. This resulted in the venture no longer having an ownership interest in the property and resulted in a gain to the venture in 1994 of approximately $10,565,000 for financial reporting purposes (of which the Partnership's share was approximately $7,678,000). The venture also recognized a gain in 1994 of approximately $12,464,000 for Federal income tax purposes (of which the Partnership's share was approximately $3,793,000) in 1994. There were no corresponding distributable proceeds as a result of the transfer of title.

     (e)  Copley Place

     The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993 and, at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate was lowered to 10% per annum through August 1993 and, at that time, further reduced it to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance on the loan, including the difference between deferred interest and interest paid at the applicable pay rate, (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. All outstanding principal, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (if any, as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). No amounts have been required to be accrued for such contingent additional interest as of the date of this report. Any cash flow from the property, after all capital and leasing expenditures, but before payment of a portion of the property management fees, is escrowed for the purpose of paying for future capital and leasing requirements.

     As a result of the debt modification, the property produced cash flow in 1993 and 1994. This cash flow has been escrowed ($4,519,085 at September 30, 1995) for future potential leasing requirements as set forth in the loan modification. The property experienced a significant loss of rental income in 1995 due to the expiration of a major tenant's lease in 1994. A portion of the former tenant's space was released in August 1995. Based on this fact, the joint venture initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such additional modification will be consummated. If the joint venture is unable to secure such remodification, it may decide not to commit any significant additional amounts to the property. This would result in the joint venture no longer having an ownership interest in the property and would result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing the balance of the recently vacated space.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (f)  Sherry Lane Place

     The existing long-term note secured by the Sherry Lane Place office building located in Dallas, Texas was modified effective February 1, 1988 to lower both the contract and payment interest rates. In November 1993, the Partnership reached an agreement with the current lender to further modify the existing long-term non-recourse mortgage note secured by the property. Under the terms of the remodification, the existing mortgage balance was divided into two notes. The first note of $22,000,000 now bears a contract interest rate of 8% per annum for the period retroactive from January 1, 1993 through December 31, 1994, increasing to 8.5% per annum for the period from January 1, 1995 through April 1, 1998. Interest only is payable on the first note at 5.75% per annum for the period retroactive to January 1, 1993 through December 31, 1993, at 8% per annum from January 1, 1994 through December 31, 1994 and at 8.5% per annum from January 1, 1995 through April 1, 1998. The difference between the contract rate and the pay rate was added to the principal balance. The second note, consisting of the remaining unpaid principal and accrued interest has a zero pay and accrual rate and is due and payable April 1, 1998. All excess cash flow after debt service on the first note is to be applied first against accrued interest on the first note and then as contingent interest on the second note (as defined).

     (g)  Marshall's Aurora Plaza

     The long-term note secured by the Marshall's Aurora Plaza shopping center located in Aurora, Colorado reached its scheduled maturity in June 1993. The Partnership had continued remitting debt service under the original terms of the loans until January 1994, when the Partnership reached an agreement with the current lender to modify and extend the existing long-term note. The modification, which became effective in November 1993, lowered the pay and accrual rates from 12.75% per annum to 8.375% per annum and extended the loan for a three-year period to November 1996. Concurrent with the closing of the modification, the Partnership paid down the existing mortgage balance in the amount of $250,000.

     (h)  Carrollwood Apartments

     In September 1993, the venture refinanced with an unaffiliated third party lender the existing mortgage loan (approximately $7,200,000). The new loan was in the amount of $7,455,000. In addition, the venture was obligated to establish an escrow account to fund, subject to lender approval, future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded, subject to a maximum total, by the operations of the venture plus interest. As of the date of this report, the escrow account is approximately $131,000 and no amounts have been withdrawn.

     (i)  Long Beach Plaza

     The Partnership initiated discussions with the first mortgage lender regarding a modification of the mortgage loan secured by the Long Beach Plaza located in Long Beach, California. In December 1994, the Partnership reached an agreement with the lender whereby the loan term was extended through August 31, 1995. This extension required that the Partnership commit to fund approximately $923,000 for future leasing costs of which $672,000 has been paid. The lender further agreed to fund $414,000 to be used for leasing and tenant improvements by way of a second note bearing interest at 13% per annum until August 31, 1995, at which time, principal and accrued interest would have been due in full. No amounts were drawn on

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


this note. The Partnership was unable to secure a permanent modification of the first and second notes from the lender. The Partnership is discussing other possible options with the lender, however, the Partnership has decided not to commit any significant additional amounts to the property. This could result in the Partnership no longer having an ownership interest in the property and could result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Prior to its most recent agreement, the Partnership had not remitted all of the scheduled debt service payments since June 1993. The combined balances of the mortgage note and related accrued interest of approximately $43,124,000 at September 30, 1995 and approximately $39,835,000 at December 31, 1994 have been classified as current liabilities in the accompanying consolidated financial statements. As of the date of this report, payments of principal and interest in arrears are approximately $9,390,000.

     (j)  Plaza Tower

     The first mortgage loan secured by the property matured on November 1, 1994. The Partnership reached an agreement for a short-term extension until January 1, 1995 and paid an extension fee of $15,000 to the existing lender. During January 1995, the Partnership reached another agreement with the existing lender for an additional extension until March 31, 1995 provided the Partnership pay down the principal balance by $1,500,000 and find an alternative source of financing. The Partnership continued to remit debt service payments during this period under the existing loan terms.

     In April 1995, the Partnership agreed with a new third party lender to refinance approximately $14,900,000 of the existing mortgage note. As such, the Partnership paid the previous mortgage lender another $1,100,000 on the existing mortgage note in order to further extend the loan until the refinancing closed. The refinancing closed in April 1995 and there were no distributable proceeds available. The new six-year loan bears an interest rate of 9.02% per annum. Interest only payments are required to be remitted monthly until maturity in May 2001.


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


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership or the Partnership's consolidated ventures to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                               Unpaid at
                                                             September 30,
                                     1995        1994            1995
                                  ----------   ---------     -------------
Property manage-
 ment and leasing
 fees . . . . . . . . . . . . .   $1,272,024   2,022,357       2,919,353
Insurance commissions . . . . .       65,106      56,710           --
Reimbursement (at
 cost) for out-of-
 pocket expenses. . . . . . . .          972       1,736           --
                                  ----------   ---------       ---------
                                  $1,338,102   2,080,803       2,919,353
                                  ==========   =========       =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,919,353 or approx-imately $8 per $1,000 Interest at September 30, 1995) has been deferred. All property management fees and leasing fees are being paid currently. In February 1995, the Partnership paid $10,000,000 of previously deferred property management and leasing fees to an affiliate of the General Partner.

     As more fully discussed in note 2(b), the Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of September 30, 1995, these obligations bore interest at 7.07% per annum and interest accrued on these obligations was $124,042.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries of employees and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the properties.
Such costs were $175,794 and $241,136 for the nine months ended September 30, 1995 and the year ended December 31, 1994, respectively, all of which were paid as of September 30, 1995.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC venture for the nine months ended September 30, 1995 and 1994 is as follows:

                                                1995                1994
                                            -----------         -----------
  Total income from
    properties
    (unconsolidated). . . . . . .           $103,041,028        117,625,535
                                            ============        ===========
  Operating loss. . . . . . . . .           $ 46,678,713         17,369,731
                                            ============        ===========
  Partnership's share
    of loss from
    operations. . . . . . . . . .           $ 19,191,424          4,342,433
                                            ============        ===========
  Partnership's share
    of gain on extinquish-
    ment of debt. . . . . . . . .           $ 15,490,116             --
                                            ============        ===========


(7)  SALE OF INVESTMENT PROPERTY

     (a)  Allied Automotive Center

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan for $19,613,121 (in cash before prorations and cost of sale).

     The sale included the adjacent undeveloped land, building and improvements owned by two other partnerships affiliated with the Corporate General Partner. The Partnership has retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded parcel. The parcel may be purchased by the buyer after the environmental clean-up is completed. As a condition of the sale, the Partnership has agreed to conduct investigations to determine all contaminants and to conduct clean-up of any such contaminants. The Partnership was also required to indemnify the buyer from specified potential clean-up related liabilities. If the clean-up is successful, the buyer will purchase the parcel for $682,000, the purchase price adjustment. In addition, the Partnership has reached an agreement with the previous owner of the Allied Automotive Center, who has agreed to cause such investigation and clean-up to be done at the previous owner's expense. The previous owner has also indemnified the Partnership from specified potential clean-up related liabilities. The Partnership, in cooperation with the previous owner, has approved a plan to clean up the parcel, and the previous owner has undertaken the clean-up and is paying the costs thereof. Recently, the Partnership has been informed that certain regulatory agencies have approved the clean-up of the site and approved the shut down of the clean-up operation. The gain associated with this Parcel, approximately $543,000, will be recognized if and when the closing occurs (currently estimated to be in the first quarter of 1996). There can be no assurance that the sale of this Parcel will be consummated on these or any other terms.

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


(8) ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1994 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 (see note 1).

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $4,145,000. Such funds and short-term investments of approximately $2,167,000 are available for distributions to partners, for potential funding requirements at Copley Place for its share of management fees, for working capital requirements, including potential future operating deficits, and for significant leasing and tenant improvement costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $6,661,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $4,870,000. The Partnership and joint ventures have revised its current budgeted amounts since the second quarter of 1995. This is primarily the result of unmet leasing activity. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments as well as the cash and short-term investments currently held by the Partnership and its ventures. However, the Partnership does not consider the 1290 Avenue of the Americas and 237 Park Avenue Office buildings as well as the Copley Place multi-use complex, the Long Beach Plaza and the Sherry Lane Place office building to be significant sources of long-term liquidity. The Partnership's and its ventures' mortgage obligations are generally non-recourse and therefore, the Partnership and its ventures are not personally obligated to pay such mortgage indebtedness.

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

     As described more fully below and/or in Note 3, the Partnership has received (certain of which have expired and others of which expire at various dates commencing November 1996) or is negotiating mortgage note modifications or refinancings for the Sherry Lane Place office building, Glades Apartments, Long Beach Plaza, Carrollwood Apartments, Marshall's Aurora Plaza, Plaza Tower office building and Copley Place multi-use complex. The Partnership has not remitted the required debt service payments for the loan on the Long Beach Plaza, which matured August 1995, and was unsuccessful in negotiating a permanent loan modification with the lender. The Partnership is discussing other possible options with the lender, however, the Partnership has decided not to commit any significant additional amounts to the property. The corresponding balance of its mortgage note and related deferred accrued interest thereon has been classified as a current liability in the accompanying consolidated financial statements. The Partnership was unsuccessful in its efforts to obtain modifications of the loans secured by the University Park office building and the Gables Corporate Plaza. In January 1994, the Partnership or its venture transferred title to Gables Corporate Plaza and the University Park office buildings to their respective lenders and the related mortgage loans were fully discharged by each. In April 1994, the Partnership exercised its option to fully satisfy its obligation with respect to the Eastridge Apartment mortgage loan at the previously agreed upon release price. The loan balance of approximately $9,696,000 was fully satisfied with a payment of approximately $8,700,000, which was paid out of the Partnership's cash and cash equivalents and proceeds from the sale and maturity of short-term investments. (See Notes 3(b) and 7(b)). For those investment properties where modifications are being sought, or with expired or short-term modifications, if the Partnership is unable to secure new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits. This generally would result in the Partnership no longer having an ownership interest in such properties and would result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Such decisions would be made on a property-by-property basis.

     The indebtedness on certain other of the Partnership's investment properties matures and is due and payable commencing in August 1998 and subsequent years (Reference is made to Note 3). The source of repayment is expected to be from proceeds from the sale or refinancing of such properties, or extension of such indebtedness. However, there can be no assurance that any such sales, refinancings or extensions will occur.

     Copley Place

     The Boston office market remains very competitive due to the large supply of available space and the prevalence of concessions being offered to attract and retain tenants.

     Commencing January 1, 1992, cash deficits and funding requirements are allocated equally between the Partnership and the joint venture partner. The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993, and at that time, further reduced it to 7-1/2% per annum through August 1998. The contract rate was lowered to 10% per annum through August 1993 and at that time further reduced to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance of the loan and interest paid at the applicable pay rate (as defined), will be added to the principal balance and will accrue interest at the contract interest rate. The outstanding principal balance, including the unpaid deferred interest, is due and payable on August 31, 1998. In return, the lender will be entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all current capital and leasing expenditures, but before payment of a portion of the property management fees, will be escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993 and 1994, which has been escrowed for future potential leasing requirements as set forth in the current loan modification ($4,519,085 at September 30, 1995).

     In 1994, the property experienced a significant loss in rental income in connection with the expiration of the IBM lease (279,432 square feet in April 1994) representing 23% of the leasable office space in the aggregate.

Although the structure of the modification of the first mortgage loan took into account the potential downsizing of IBM, it was originally anticipated that IBM would renew approximately 80,000 square feet. However, IBM has renewed only 8,398 square feet. In addition, the John Hancock Property and Casualty Co. (which leased 97,180 square feet representing 11.5% of the leasable office space) vacated its space upon the expiration of its lease in October 1994. During the quarter, the joint venture entered into a one-year lease with a tenant which took occupancy of approximately 128,000 square feet of the former IBM space in August 1995. Currently, as leases at the office portion of Copley Place expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases. Although the previous decline in rental rates appeared to have been stabilized in 1994 and leasing activity has increased, the supply of office space has caused increased competition for tenants, a corresponding decline in rental rates and a corresponding increase in time required to release tenant space in these markets. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, the anticipated increase in releasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. Therefore, the property's operations may be insufficient to pay the modified debt service in the near term. The joint venture has initiated discussions with the first mortgage lender regarding an additional modification of the loan. There can be no assurances such remodification will be consummated. If the joint venture is unable to secure such remodification, the joint venture may decide not to commit any significant additional amounts to the property. This could result in the joint venture no longer having an ownership interest in the property, which would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. The joint venture is aggressively marketing IBM's and John Hancock's remaining vacant space and currently has several possible replacements for the space, although replacement cannot be assured.

     The joint venture partners decided to pay previously deferred property management fees owed to an affiliate for 1993 and to end the deferment of any subsequent fees incurred. As a result, the venture partners have made contributions of $1,569,447 in 1994, of which the Partnership's share was $784,724, for the payment of the above mentioned fees. As of September 30, 1995, the aggregate amount of such deferred management fees was approximately $335,000.

     On March 31, 1995, the joint venture received $1,517,994 from a tenant for rental amounts due from previous years. The joint venture used this amount to pay a portion of the accrued interest on the outstanding loan from the joint venture partner, as more fully discussed in Note 2(c).

     Old Orchard

     In the third quarter of 1993, Orchard Associates in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each have a 50% interest, sold its interest in the Old Orchard shopping center (reference is made to Note 2(d)).

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard their share of the pre-sale settlement with Federated department stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226.
The Partnership currently intends to retain these funds for working capital purposes.

     JMB/NYC

     Occupancy at 1290 Avenue of the Americas remained at 94% during the quarter. A new lease with Alex Brown (78,000 square feet or approximately 4% of the building's leasable space) was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Approximately 21% of the building's space under tenant leases will expire by the end of 1995. During the third quarter of 1995, the Joint Venture that owns the building executed a lease with a major insurance company for approximately 506,000 square feet of space in the building, for a fifteen year term with occupancy to commence in early 1996. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2(b). As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code.

In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995 the bankruptcy court entered an order confirming their plans of reorganization.
Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance that such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     JMB/NYC has had a dispute with the Olympia & York affiliates over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2(b). During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993, and contend that a 12-3/4% per annum fixed rate applies. Certain provisions of the Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute.

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. Although JMB/NYC has had discussions with the Olympia & York affiliates and certain of the creditors concerning possible restructuring proposals, because of the preliminary status and the complexity of the proposals, as well as the current divergence in the interests of certain of the creditors, the Partnership does not know at this time how a restructuring would affect the Joint Ventures, the JMB/NYC's ownership interest therein and/or the effectuation of various transactions pursuant to the Agreement. One or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such a restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing a substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     The 237 Park Avenue and the 1290 Avenue of the Americas office buildings currently serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. A restructuring of the loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings, as discussed above. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the variable short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments, of approximately $18.3 million. As a result of this sale and the disposition of its interest in the 2 Broadway Joint Ventures, JMB/NYC recognized a net gain approximately $10,000,000 (of which the Partnership's share is approximately $2.5 million) for financial reporting purposes. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the joint venture partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

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

     Due to the various factors discussed above, it is unlikely that the Partnership will be able to return a substantial amount of the Limited Partners' original capital. It should be noted, however, that in connection with any sale or other disposition (including a foreclosure) of the properties (or interests therein) owned by the Three Joint Ventures (or JMB/NYC), the Limited Partners would be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to return a substantial amount of the Limited Partners' original capital.

     Long Beach Plaza

     The Partnership had discussions with several tenants regarding their requests for temporary rent relief commencing in 1992. The tenants indicated that, due to the poor sales levels of their stores at the mall, such relief was necessary if they were to continue to operate. After review of those tenants requesting relief, the Partnership decided to grant temporary relief (approximately 50% of their minimum rent) to certain tenants through December 31, 1992. The Partnership has re-evaluated each tenant's sales level and financial situation. Based on discussions with certain tenants, additional relief continues to be granted. As a result of the foregoing, the Partnership initiated discussions with the first mortgage lender regarding a permanent modification of its mortgage loan secured by the property. In December 1994, the lender agreed to extend the maturity of the loan until August 1995. This extension required that the Partnership commit to fund approximately $923,000 for future leasing costs.

The lender further agreed to fund $414,000 to be used for leasing and tenant improvements by way of a second note bearing interest at 13% per annum. No amounts were drawn on this note. The Partnership was unable to secure a permanent modification of the first and second notes from the lender. The Partnership is discussing other possible options with the lender, however, the Partnership has decided not to commit any significant additional amounts to the property. This could result in the Partnership no longer having an ownership interest in the property and could result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Due to declining retail sales at the center along with one of the center's anchor tenants vacating its space in 1991, the Partnership has not remitted all of the scheduled debt service payments since June 1993. As of the date of this report, payments of principal and interest in arrears are approximately $9,390,000. (Reference is made to Note 3(i)).

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

     General

     The affiliates of the Corporate General Partner have deferred certain pre-1993 property management and leasing fees payable to them under the terms of the management agreements in an aggregate amount of approximately $2,919,000 (approximately $8 per Interest) through September 30, 1995. The Partnership paid $10,000,000 of previously deferred fees during February 1995. The current deferred amounts do not bear interest and are payable in future periods. Reference is made to Note 5.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of the remaining assets as quickly as practicable. Therefore, with the possible exception of the Partnership's interest in JMB/NYC, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

     As we have reported previously, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, in light of the current severely depressed real estate markets, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment.

RESULTS OF OPERATIONS

     The decreases in cash and cash equivalents, short-term investments and restricted funds and the corresponding increase in buildings and improvements and the decreases in the current portion of long-term debt, amounts due to affiliates and partners' capital at September 30, 1995 as compared to December 31, 1994 are due primarily to: (a) payment for tenant improvement costs of approximately $1,626,000 primarily relating to the releasing of a portion of a former major tenant's space at Long Beach Plaza and the former IBM space at Copley Place multi-use complex, (b) principal payments of $2,600,000 relating to the refinancing of the mortgage loan secured by the Plaza Tower office building, (c) payment of $10,000,000 for previously deferred property management and leasing fees and (d) distributions to partners of previous sales proceeds of $11,094,473. Reference is made to Notes 3(j) and 5.

     The decrease in rents and other receivables and unearned rents at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of rental collections, primarily at the Copley Place multi-use complex.

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of insurance premiums for Long Beach Plaza and Copley Place multi-use complex.

     The increase in venture partners' deficits in ventures at September 30, 1995 as compared to December 31, 1994 is due primarily to operating losses being incurred at the Copley Place multi-use complex.

     The increase in accrued interest at September 30, 1995 as compared to December 31, 1994 is primarily due to the suspension of debt service payments in June 1993 on the long-term mortgage loan secured by Long Beach Plaza (Note 3(i)).

     The increase in escrow deposits and the decrease in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 and the decreases in property operating expenses for the nine months ended September 30, 1995 as compared to the same period in 1994 are due primarily to the decrease in assessed property values for the Copley Place multi-use complex and the Plaza Tower office building, which lowered the related property tax liability for these investment properties in 1995. The decrease in property operating expenses is also attributable to the sale of Eastridge Apartments in June 1994 (see Note 7(b)).

     The increase in long-term debt at September 30, 1995 as compared to December 31, 1994 is due to the accrual of long-term deferred interest of approximately $6,313,000 on the Copley Place purchase price note.

     The decrease in rental income for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily attributable to the loss of IBM and John Hancock as tenants of the Copley Place multi-use complex during April and October 1994, respectively, partially offset by the Registry of Motor Vehicles taking occupancy of 128,000 square feet in August of 1995, which increased rental income for the three months ended September 30, 1995 as compared to the same period in 1994.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is due primarily to an increase in the average balance of U.S. Government obligations held in the first quarter of 1995 and higher yields earned on those investments.

     The decreases in mortgage and other interest, depreciation and amortization for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 are due primarily to the sale of Eastridge Apartments in June 1994 (see Note 7(b)). The decrease in mortgage and other interest was partially offset by an increase in interest accrued related to the suspension of debt service payments in June 1993 on the long-term mortgage loan secured by Long Beach Plaza (Note 3(i)).

     The increase in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 5.

     The increase in the Partnership's share of loss from operations of unconsolidated ventures for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 and the related increase in the Partnership's deficit investment in unconsolidated venture at September 30, 1995 as compared to December 31, 1994 is primarily due to the sale of the 2 Broadway building in September 1995 as more fully discussed in Note 2(b).

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

     The net gain of $1,702,082 on sale of interest in unconsolidated venture for the nine months ended September 30, 1994 is due to a distribution of sales proceeds from Orchard Associates.

     The extraordinary item of $15,490,116 for the three and nine months ended September 30, 1995 is due to the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $20 million in conjunction with the September 1995 sale of the 2 Broadway Building, as more fully discussed in Note 2(b).

     The extraordinary item of $996,126 for the nine months ended September 30, 1994 is due to the April 1994 discounted payoff of the mortgage note secured by the Eastridge Apartments (see Note 7(b)).




PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes 2(b), and 3(i) of the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for discussions of defaults under mortgage loans secured by the 237 Park Avenue and 1290 Avenue of the Americas office buildings and Long Beach Plaza, which discussions are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned as of September 30, 1995.

                                                     1994                                  1995
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At      At       At
                                      3/31       6/30       9/30      12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----      -----     ----     ----   -----    -----
 1. Marshall's Aurora Plaza
     shopping center
     Aurora (Denver), Colorado. . .    89%        89%        89%        96%      94%      94%     92%
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . . . . .    98%        97%        98%        97%      99%      99%     97%
 3. Long Beach Plaza
     shopping center
     Long Beach, California . . . .    57%        54%        51%        51%      55%      53%     53%
 4. The Glades Apartments
     Jacksonville, Florida. . . . .    94%        96%        97%        92%      87%      94%     96%
 5. Sherry Lane Place
     office building
     Dallas, Texas. . . . . . . . .    98%        97%        96%        99%      98%      99%     97%
 6. Copley Place
     multi-use complex
     Boston, Massachusetts. . . . .    93%        75%        78%        70%      73%      73%     88%
 7. Plaza Tower office building
     Knoxville, Tennessee . . . . .    91%        91%        91%        92%      92%      92%     93%
 8. 237 Park Avenue Building
     New York, New York . . . . . .    98%        98%        98%        98%      98%      98%     98%
 9. 1290 Avenue of the Americas
     Building
     New York, New York . . . . . .    90%        91%        91%        94%      94%      94%     94%
10. 2 Broadway Building
     New York, New York . . . . . .    30%        19%        19%        18%      18%      18%     N/A


An "N/A" indicates that the property was sold and was not owned by the Partnership at the end of the period.

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


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                 BY:   JMB Realty Corporation
                       (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: November 9, 1995