Form 10-Q/A
period 1995-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1995-11-24
CIK 711604

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549



                                      FORM 10Q/A

                                    AMENDMENT NO. 1


                   Filed pursuant to Section 12, 13, or 15(d) of the
                            Securities Exchange Act of 1934



                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                 -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



                                               IRS Employer Identification
Commission File No. 0-12791                            No. 36-3207212



     The undersigned registrant hereby amends the following sections of its Report for September 30, 1995 on Form 10-Q as set forth in the pages attached hereto:


                             ITEM 1.  FINANCIAL STATEMENTS

                                     Pages 3 to 28


                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Pages 29 to 38



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                           By:    JMB Realty Corporation
                                  Corporate General Partner



                                  By:   GAILEN J. HULL
                                        Gailen J. Hull, Senior Vice President
                                        and Principal Accounting Officer



Dated:  November 20, 1995

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

                                       1995                          1994
                            -----------------------     -------------------------
                          GAAP BASIS      TAX BASIS     GAAP BASIS      TAX BASIS
                          ----------      ---------     ----------      ---------
Net earnings
 (loss) . . . . . . . . $(19,880,756)   (12,111,191)       212,970        535,616
Net earnings
 (loss) per
 limited
 partnership
 interest . . . . . . . $     (51.93)        (31.81)          2.28           7.73
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

                    CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                (A LIMITED PARTNERSHIP)
                               AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In October 1994, JMB/NYC entered into an agreement ("the Agreement") with the Olympia and York affiliates to resolve certain disputes which became more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. A more detailed discussion of these items is contained below. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance that such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

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

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. A more detailed discussion of these items is contained below and in Note 2(b). As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995 the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance that such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

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