Form 10-K405
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1996-04-01
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934



For the fiscal year
ended December 31, 1995     Commission File Number 0-12791



        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
    (Exact name of registrant as specified in its charter)



        Illinois                36-3207212
(State of organization)(I.R.S. Employer Identification No.)



900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)



Registrant's telephone number, including area code  312-915-1987



Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange on
Title of each class                which registered
- -------------------         ------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None


                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   8

Item 3.    Legal Proceedings . . . . . . . . . . .  10

Item 4.    Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . .  10


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and Related
           Security Holder Matters . . . . . . . .  10

Item 6.    Selected Financial Data . . . . . . . .  12

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  20

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  30

Item 9.    Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure. . . . . . . .  89


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  89

Item 11.   Executive Compensation. . . . . . . . .  92

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  94

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  95


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  95


SIGNATURES . . . . . . . . . . . . . . . . . . . .  99











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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its interests in the 237 Park Avenue and the 1290 Avenue of the Americas properties, not later than December 31, 1999, barring any unforeseen economic developments.
(Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:




                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (f)         SIZE    PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------
 1. Copley Place
     multi-use complex
     Boston,
     Massachusetts .     1,220,000
                           sq.ft.     9/1/83           24%              fee ownership of improve-
                           n.r.a.                                       ments and leasehold
                                                                        interest in air rights
                                                                        (through joint venture
                                                                        partnership) (c)(d)(g)
 2. 1001 Fourth Avenue
     Plaza
     office building
     Seattle,
     Washington. . .      678,000
                           sq.ft.     9/1/83         11/1/93            fee ownership of land and
                           n.r.a.                                       improvements (h)
 3. Plaza Tower
     office building
     Knoxville,
     Tennessee . . .      418,000
                           sq.ft.    10/26/83          4%               fee ownership of land and
                           n.r.a.                                       improvements
 4. Gables Corporate
     Plaza
     office building
     Coral Gables,
     Florida . . . .      106,000
                           sq.ft.    11/15/83        1/5/94             fee ownership of land and
                           n.r.a.                                       improvements (through joint
                                                                        venture partnership) (h)
 5. University Park
     office building
     Sacramento,
     California. . .      120,000
                           sq.ft.     1/16/84        1/10/94            fee ownership of land and
                           n.r.a.                                       improvements (h)


                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (f)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------

6.  Sherry Lane Place
     office building
     Dallas, Texas .      286,000
                           sq.ft.     12/1/83          6%               fee ownership of land and
                           n.r.a.                                       improvements (through joint
                                                                        venture partnerships)
7.  Allied Automotive
     Center
     Southfield,
     Michigan. . . .      192,000
                           sq.ft.     3/30/84       10/10/90            fee ownership of land and
                           n.r.a.                                       improvements (e)
8.  Commercial Union
     Building
     Quincy,
     Massachusetts .      172,000
                           sq.ft.     3/12/84        8/15/91            fee ownership of land and
                           n.r.a.                                       improvements
9.  237 Park Avenue
     Building
     New York,
     New York. . . .     1,140,000
                           sq.ft.     8/14/84          4%               fee ownership of land and
                           n.r.a.                                       improvements (through joint
                                                                        venture partnerships)
                                                                        (c)(g)
10. 1290 Avenue of
     the Americas
     Building
     New York,
     New York. . . .     2,000,000
                           sq.ft.     7/27/84          8%               fee ownership of land and
                           n.r.a.                                       improvements (through joint
                                                                        venture partnerships)
                                                                        (c)(g)
11. 2 Broadway
     Building
     New York,
     New York. . . .     1,600,000
                           sq.ft.     8/14/84        9/18/95            fee ownership of land and
                           n.r.a.                                       improvements (through joint
                                                                        venture partnerships)
                                                                        (c)


                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (f)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------

12. Long Beach Plaza
     shopping center
     Long Beach,
     California. . .      559,000
                           sq.ft.     6/22/83          4%               fee ownership of land and
                           g.l.a.                                       improvements and leasehold
                                                                        interest in the parking
                                                                        structure (d)
13. Marshalls Aurora
     Plaza
     shopping center
     Aurora (Denver),
     Colorado. . . .      123,000
                           sq.ft.     4/1/83           1%               fee ownership of land and
                           g.l.a.                                       improvements
14. Old Orchard
     shopping center
     Skokie (Chicago),
     Illinois. . . .      843,000
                           sq.ft.     4/1/84         8/30/93            fee ownership of land and
                           g.l.a.                                       improvements (through a
                                                                        joint venture partnership)
                                                                        (c)(i)
15. Heritage Park-II
     Apartments
     Oklahoma City,
     Oklahoma. . . .      244 units   7/1/83         3/26/92            fee ownership of land and
                                                                        improvements (through a
                                                                        joint venture partnership)
16. Quail Place
     Apartments
     Oklahoma City,
     Oklahoma. . . .      180 units   7/1/83         3/26/92            fee ownership of land and
                                                                        improvements (through a
                                                                        joint venture partnership)
17. Lake Point
     Apartments
     Charlotte,
     North Carolina.      208 units   9/15/83       12/29/89            fee ownership of land and
                                                                        improvements


                                              SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (f)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------

18. Eastridge
     Apartments
     Tucson, Arizona      456 units   8/23/83        6/30/94            fee ownership of land and
                                                                        improvements (through a
                                                                        joint venture partnership)
                                                                        (e)
19. Rio Cancion
     Apartments
     Tucson, Arizona      380 units   8/18/83        3/31/93            fee ownership of land and
                                                                        improvements (e)
20. Bridgeport
     Apartments
     Irving, Texas .      312 units   9/30/83        4/2/92             fee ownership of land and
                                                                        improvements
21. Carrollwood Station
     Apartments
     Tampa, Florida.      336 units  12/16/83          1%               fee ownership of land and
                                                                        improvements (through a
                                                                        joint venture partnership)
22. Greenwood Creek II
     Apartments
     Benbrook
     (Fort Worth),
     Texas . . . . .      152 units   3/30/84        4/6/93             fee ownership of land and
                                                                        improvements (e)
23. The Glades
      Apartments
      Jacksonville,
      Florida. . . .      360 units   10/9/84          1%               fee ownership of land and
                                                                        improvements (through a
                                                                        joint venture partnership)



- -----------------------

 (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

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

 (h) The Partnership transferred title to the lender via a deed in lieu of foreclosure. Reference is made to Note 4(b).

 (i) The venture sold its interest in the property. Reference is made to Note 3(d).




      The Partnership's real property investments are subject to competi-tion from similar types of properties (including in certain areas, properties owned or advised by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Note 8(a) and to Note 4 of Notes to Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1995.

     The Partnership has certain personnel performing on-site duties at some of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:
                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----
 1. Marshalls Aurora Plaza
     shopping center
     Aurora (Denver),
     Colorado. . . . . .    Retail            89%   89%   89%   96%   94%   94%   92%   92%
 2. Carrollwood Station
     Apartments
     Tampa, Florida. . .    Residential       98%   97%   98%   97%   99%   99%   97%   96%
 3. Long Beach Plaza
     shopping center
     Long Beach,
     California. . . . .    Retail            57%   54%   51%   51%   55%   53%   53%   55%
 4. The Glades Apartments
     Jacksonville, Florida  Residential       94%   96%   97%   92%   87%   94%   96%   95%
 5. Sherry Lane Place
     office building
     Dallas, Texas . . .    Legal and
                            Financial Services98%   97%   96%   99%   98%   99%   97%   97%
 6. Copley Place
     multi-use complex
     Boston, Massachusetts  Retail/Business
                            Machines/Financial
                            Services          93%   75%   78%   70%   73%   73%   88%   86%



                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                            Principal Business3/31 6/30  9/30 12/31  3/31  6/30  9/30 12/31
                            ---------------------- ----  ---- -----  ----  ---- ----- -----
 7. Plaza Tower
     office building
     Knoxville, Tennessee   Financial Services91%   91%   91%   92%   92%   92%   93%   92%
 8. 237 Park Avenue
     Building
     New York, New York.    Advertising/Insurance/
                            Paper/Real Estate 98%   98%   98%   98%   98%   98%   98%   98%
 9. 1290 Avenue of the
     Americas Building
     New York, New York.    Men's Clothing
                            Financial Services90%   91%   91%   94%   94%   94%   94%   93%
10. 2 Broadway Building
     New York, New York.    Financial Services30%   19%   19%   18%   18%   18%   N/A   N/A

- -----------------
     Reference is made to Item 6, Item 7, Note 8 and to Note 4 of Notes to Combined Financial Statements for
further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.




ITEM 3.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at December 31, 1995 was approximately $44,220,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is expected to be transferred to Teachers or its designee in 1996 or 1997.

     The Partnership is not subject to any other material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994 and 1995.




                            PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 38,794 record holders of Interests in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

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



ITEM 6.  SELECTED FINANCIAL DATA

                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                         DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total income . . . . .$ 66,763,349   65,969,277  85,193,793   93,609,884  94,185,836
                      ============ ======================== ========================
Operating loss . . . .$ 23,721,300   25,410,848  30,620,211   37,939,335  35,902,441
Partnership's share of
 loss from operations
 of unconsolidated
 ventures. . . . . . .   6,600,158    6,271,489  22,416,922    8,007,990  13,356,918
Venture partners'
 share of loss of
 consolidated ventures'
 operations. . . . . .  (4,588,759)  (5,659,744) (2,008,939)  (3,376,600) (6,392,827)
                      ------------ ------------------------ ------------------------
Net operating loss . .  25,732,699   26,022,593  51,028,194   42,570,725  42,866,532
 Gain on sale
 or disposition of
 investment properties,
 net . . . . . . . . .       --     (18,364,792)(11,083,791)  (2,132,879) (1,476,395)
Partnership's share
 of (gain) loss on sale
 of property or
 interest in
 property of
 unconsolidated
 ventures. . . . . . .  14,789,529   (1,702,082) (7,898,727)      --           --
Loss on venture
 partner's relin-
 quishment of interest
 in investment property      --           --          --          --       1,161,626
                      ------------ ------------------------ ------------------------
Loss before extra-
 ordinary items. . . .  40,522,228    5,955,719  32,045,676   40,437,846  42,551,763
Extraordinary items. . (15,632,407)    (996,126)    141,776   (7,139,936)     --
                      ------------ ------------------------ ------------------------
Net loss . . . . . . .$ 24,889,821    4,959,593  32,187,452   33,297,910  42,551,763
                      ============ ======================== ========================



                          1995         1994         1993        1992        1991
                     ------------- ------------ ----------- ------------------------

Net loss per Interest
 (b):
  Net operating loss .$       67.47       68.22      133.78       111.62      112.38
   Gain on sale
    or disposition of
    investment
    properties, net. .       --          (49.66)     (29.97)      (5.77)       (3.99)
  Share of (gain) loss
   on sale of property
   or interest in
   property of
   unconsolidated
   ventures. . . . . .       39.99        (4.60)     (21.35)       --          --
  Loss on venture
   partner's relin-
   quishment of interest
   in investment
   property. . . . . .       --           --          --           --           3.14
  Extraordinary items.      (42.27)       (2.69)        .38      (19.31)       --
                      ------------ ------------------------ ------------------------
  Net loss . . . . . .$      65.19        11.27       82.84        86.54      111.53
                      ============ ======================== ========================
Total assets . . . . .$307,460,106  333,577,902 374,787,300  489,687,072 530,051,709
Long-term debt . . . .$382,303,505  361,563,239 360,881,897  464,855,926 501,003,779
Cash distributions
 per Interest (b). . .$      30.00        --          --             .50        4.25
                      ============ ======================== ========================

- -------------

 (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

 (b)   Cash distributions from the Partnership are generally not equal to Partnership (income) loss for financial reporting or Federal income tax purposes.  Each Partner's taxable (income) or loss from the Partnership in each year is equal to his allocable share of the taxable (income) loss of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
- --------

Copley Place
multi-use
complex          a)  The net rentable square feet ("NRF") occupancy rate and average base rent per square foot (excluding percentage rent)
                     as of December 31 for each of the last five years were as follows:

                                                            Avg. Annual
                                               NRF          Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        ---------------   ------------------

                           1991. . . . .      84%             $26.09
                           1992. . . . .      92%              25.00
                           1993. . . . .      93%              25.00
                           1994. . . . .      70%              29.84
                           1995. . . . .      86%              24.41

                 (1) Average annual base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------
                       Neiman Marcus          107,922    $1,136,874  1/2014     N/A
                       (Department Store)

                       Bain & Company         116,763     3,835,664  8/2004     N/A
                       (Investments)

                       Massachusetts Registry
                       of Motor Vehicles      128,824     4,025,750  7/1996     N/A



                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Copley Place multi-use complex:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)(2)  Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                          1996           12              153,632  $4,867,353          19%
                          1997           16               86,641   1,831,044           7%
                          1998           12               59,468   1,441,285           6%
                          1999           12              122,593   2,806,348          11%
                          2000           18              105,529   2,662,967          10%
                          2001           16               89,748   2,650,990          10%
                          2002           12              102,278   2,918,825          11%
                          2003            6               56,103   1,756,698           7%
                          2004           19              191,709   8,012,903          31%
                          2005           22               64,033   2,983,322          12%

                 (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.
                 (2)  Includes anchors which lease space but not anchors which own space.




Property
- --------

1290 Avenue of
the Americas
Office Building  a)  The net rentable feet ("NRF") occupancy rate and average base rent per square foot
                     as of December 31 for each of the
                     last five years were as follows:

                                                            Avg. Annual
                                               NRF          Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        ---------------   ---------------

                           1991. . . . .      97%             $36.25
                           1992. . . . .      97%              36.94
                           1993. . . . .      98%              35.78
                           1994. . . . .      94%              36.93
                           1995. . . . .      93%              37.32

                 (1) Average base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option(s)
                       -------------------    ----------------------------------------------------
                       None - No single tenant represents 10% or more of
                       the net rentable feet of the property.






                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the 1290 Avenue of the Americas Office Building:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                          1996            9              221,930   $ 5,196,228         7%
                          1997            5               44,258     1,950,084         3%
                          1998           14              239,010     9,334,656        13%
                          1999            6               78,422     2,871,480         4%
                          2000            5                7,540       246,804         --
                          2001            1               96,700     4,158,096         6%
                          2002           14              247,390    10,277,412        14%
                          2003            5               43,607     1,965,444         3%
                          2004           12              163,190     7,827,036        11%
                          2005            4               13,990       917,748         1%

                 (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



Property
- --------

237 Park Avenue
Office Building  a)  The net rentable feet ("NRF") occupancy rate and average base rent per square foot
                     as of December 31 for each of the
                     last five years were as follows:

                                                            Avg. Annual
                                               NRF          Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        ---------------   ---------------

                           1991. . . . .     100%             $35.03
                           1992. . . . .      98%              33.35
                           1993. . . . .      98%              30.85
                           1994. . . . .      98%              32.23
                           1995. . . . .      98%              31.14

                 (1) Average base rent per square foot is based on NRF occupied as of December 31 of each year.

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
                       Reinsurance Company
                       (Insurance Company)



                 c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the 237 Park Avenue Office Building:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases         Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                          1996            2                5,700  $  407,640           1%
                          1997            1               27,110   1,355,496           4%
                          1998            1                  900     432,000           1%
                          1999            2               28,452   1,147,560           3%
                          2000            1                3,450     196,656           1%
                          2001            9              283,001  10,283,328          29%
                          2002            -                --          --             --
                          2003            2               21,641     873,420           2%
                          2004            4                9,693     340,380           1%
                          2005            2                  932      86,988          --

                 (1)      Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Unless otherwise indicated, all reference to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     At December 31, 1995, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,908,000 and short-term investments of approximately $2,568,000. Approximately $4,600,000 of the cash and cash equivalents are for payment of a portion of the real estate taxes for Copley Place. Remaining amounts are available for debt service payments for the Long Beach Plaza shopping center for working capital requirements and potential leasing and tenant improvement costs at certain of the Partnership's other investment properties as further described below. The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $9,422,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1996 is currently budgeted to be $5,520,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments as well as the cash and short-term investments currently held by the Partnership and its ventures and escrow deposits required under the terms of certain loan modifications and restricted funds. However, the Partnership does not consider the 1290 Avenue of the Americas and 237 Park Avenue office buildings as well as the Copley Place multi-use complex, the Long Beach Plaza or the Sherry Lane Place office building to be sources of long-term liquidity. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     In February 1995, the Partnership made a sales distribution totalling $11,094,473 (approximately $30 per Interest) out of net sales proceeds (primarily related to the sale of the interest in Old Orchard Shopping Center). Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of leasing and capital improvement costs at these properties, the Partnership suspended operating cash distributions to the Limited and General Partners effective as of the first quarter of 1992.



It is important to maintain liquidity in the Partnership in order to provide funds for potential future obligations or for opportunities to preserve or enhance the value of the remaining properties. Future distributions from operations, sales or refinancings will be dependent upon a combination of the current cash flow from the investment properties and the longer term capital requirements of the Partnership.

     As described more fully in Note 4, the Partnership has received or is negotiating mortgage note modifications (certain of which have expired and others of which expire at various dates commencing November 1996) or refinancings on the Sherry Lane Place office building, Plaza Tower office building, Long Beach Plaza, Carrollwood Apartments, Marshall's Aurora Plaza and Copley Place multi-use complex. For those investment properties where modifications are being sought, or with expired modifications or short-term modifications, if the Partnership is unable to secure new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits. This would result in the Partnership no longer having an ownership interest in such property and would generally result in net gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Such decisions would be made on a property-by-property basis.

     The underlying indebtedness on certain other of the Partnership's investment properties matures and is due and payable commencing in August 1998 and subsequent years (reference is made to Note 4 and to Note 3 of Notes to the Combined Financial Statements).

     Copley Place

     Cash deficits and funding requirements are currently allocated equally between the Partnership and the joint venture partner. The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 9% per annum through August 1993, and to 7-1/2% per annum through August 1998. The contract rate has been lowered to 10% per annum through August 1993 and to 8-1/2% per annum through August 1998. The difference between the contract interest rate on the outstanding principal balance of the loan, including deferred interest, and interest paid at the applicable pay rate (as defined) is added to the principal balance and accrues interest at the contract interest rate. The outstanding principal balance, including the unpaid deferred interest, is due and payable on August 31, 1998. In conjunction with the modification, the lender is now entitled to receive, as additional interest, a minority residual participation of 10% of net proceeds (as defined) from a sale or refinancing after the Partnership and its joint venture partner have recovered their investments (as defined). Any cash flow from the property, after all current capital and leasing expenditures, is being escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993 and 1994, which has been escrowed for future potential leasing requirements as set forth in the current loan modification. At December 31, 1995, such escrowed funds approximated $4,621,000.

     In 1994 the property experienced a significant loss in rental income in connection with the expiration of the IBM lease (279,432 square feet) representing 23% of the leasable office space and the John Hancock Property and Casualty Co. lease (97,180 square feet) representing 11.5% of the leasable office space. During 1995, the property was able to lease over 200,000 square feet and to increase the office tower occupancy to 81% by year end. Approximately 129,000 square feet of this space is leased to a tenant with a July 1996 expiration. The joint venture has negotiated an agreement in principle with the tenant to enter into a new lease with a five year term. Finalization of the agreement is subject to documentation acceptable to both parties. Consequently, there can be no assurance that this lease will be finalized. Although the office market in Boston has improved in the last year and rental rates appear to have stabilized, new leases will likely continue to require significant expenditures for lease commissions and tenant improvements prior to tenant occupancy.


     The joint venture partners decided to pay previously deferred property management fees owed to an affiliate for 1993 and to end the deferment of any subsequent fees incurred. As a result, the venture partners have made total contributions of $1,569,447 of which the Partnership's share was $784,724 in 1994 for the payment of the above mentioned fees. As of December 31, 1995, the aggregate amount of such deferred management fees the venture owes is approximately $304,000.

     On March 31, 1995, the joint venture received $1,517,994 from a tenant for rental amounts due from previous years. The joint venture used this amount to pay a portion of the accrued interest on the outstanding loan from the joint venture partner, as more fully discussed in Note 3(b).

     Orchard Associates

     In the third quarter of 1993, Orchard Associates, in which the Partnership and an affiliated partnership sponsored by the Corporate General Partner each have a 50% interest, sold (through a redemption) its interest in the Old Orchard shopping center (reference is made to Note 3(d)).

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard their share of the pre-sale settlement with Federated department stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. In February 1996, based on current proration estimates, OOUV distributed to Orchard their share of reserves ($494,000) previously held back by OOUV for potential operating prorations. As a result, Orchard distributed $262,500 to the Partnership representing its share of such excess reserves as well as its share of excess cash that had been held at Orchard. The Partnership currently intends to retain these funds for working capital purposes.

     OOUV still may earn up to an additional $3,400,000 based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.




     JMB/NYC

     Occupancy at 1290 Avenue of the Americas decreased slightly to 93% during 1995. During the third quarter of 1995, the Joint Venture that owns the building executed a lease with a major insurance company for approximately 506,000 square feet of space in the building, for a fifteen year term with occupancy to commence in 1996. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994.

     Occupancy at 237 Park Avenue remained at 98% during 1995.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement were immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.
A more detailed discussion of these items is contained below and in Note 3(c). As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the proposed reorganization plans for the other Joint Ventures, although various specifics of the proposed transactions are expected to be changed and there is no assurance such proposed transactions would be substantially incorporated. In particular, the restructuring of their ownership interests in the 237 Park and the 1290 Avenue of the Americas properties by the Olympia & York affiliates and the possible reorganization of the 237 Park Avenue and 1290 ventures discussed below is expected to result in certain changes to the transactions proposed in the Agreement, although the extent of such changes has not been determined. Consequently, there are no assurances that the substance of the transactions contemplated in the Agreement will be finalized. In any event, there would need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The contemplated restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was



$257,188,201 as of December 31, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18,300,000. As a result of this sale, the Partnership recognized, for financial reporting purposes, its share of the loss on the sale of investment property of $14,789,529 (which includes the Partnership's share ($10,113,054) of the write-off of JMB/NYC's remaining investment in the 2 Broadway Joint Ventures), offset by a gain of $15,632,407 which represents the Partnership's share of JMB/NYC's related gain on the forgiveness of indebtedness (as more fully discussed in Note 3(c).

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in the office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors and other affiliates of O&Y as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, it is expected that 237 Park Avenue Associates and 1290 Associates will seek reorganization under Chapter 11 of the United States Bankruptcy Code pursuant to a plan agreed upon by their creditors and their partners, including JMB/NYC. Although JMB/NYC has had discussions with the Olympia & York affiliates and certain creditors concerning restructuring proposals and a reorganization of 237 Park Avenue Associates and 1290 Associates, a proposal for the restructuring of the Olympia & York affiliates' ownership interests and a plan for the reorganization of the two Joint Ventures have not been agreed upon. Accordingly, the terms of such restructuring and reorganization and their effect, if consummated, on the Joint Ventures and the Olympia & York affiliates' and JMB/NYC's respective interests therein are subject to change. The Partnership believes that the substance of these proposed transactions will be effected, although changes in the form and structure of the proposed transactions are expected to be required. However, it is possible that one or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     JMB/NYC has had a dispute with the Olympia & York affiliates over the calculation of the effective interest rate with reference to the first mortgage loan, which covered all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 3(c). During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitled the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. The 1993 Agreement also provided that, except as specifically agreed otherwise, the parties each reserved all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation for the period commencing July 1, 1993, and contend that a 12-3/4% per annum fixed rate applies. Certain provisions of the Agreement with the Olympia & York affiliates, when finalized, would resolve the funding obligation dispute.

     The 237 Park Avenue and the 1290 Avenue of the Americas office buildings currently serve as collateral for the first mortgage loan. A restructuring of the loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings and the reorganization of the 237 Park Avenue and 1290 ventures as discussed above. Prior to 1996, the lender asserted various defaults under the loan. Commencing in January 1996, the Joint Ventures ceased making monthly debt service payments on the first mortgage loan. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     Should a restructuring of the Joint Ventures providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related purchase note (each purchase note is secured by JMB/NYC's interest in the related Joint Venture). Under certain circumstances, the failure to repay a purchase note could constitute a default under, and permit an immediate acceleration of, the maturity of the purchase notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the purchase notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, JMB/NYC would then proceed to terminate its affairs.

     Long Beach Plaza

     The Partnership granted several tenants temporary rent relief commencing in 1992. The tenants indicated that, due to the poor sales levels of their stores at the mall, such relief was necessary if they were to continue to operate. The Partnership continued to re-evaluate each tenant's sales level and financial situation and grant, in certain instances, additional relief. Due to declining retail sales at the center along with one of the center's anchor tenants vacating its space in 1991, the Partnership has not remitted all of the scheduled debt service payments since June 1993. The Partnership had initiated discussions with the first mortgage lender regarding a permanent modification of its mortgage loan secured by the property. In December 1994, the lender agreed to extend the maturity of the loan until August 1995. The Partnership has been unable to secure a permanent modification of the first and second notes from the lender. The Partnership has decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title to the property is expected to be transferred in late 1996 or 1997. Reference is made to Item 3 of this report for a discussion of the receivership proceeding. This will result in the Partnership no longer having an ownership interest in the property and will result in a net gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds in 1996. (Reference is made to Note 2(b)).

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

     The Partnership made principal payments in the amounts of $1,500,000 and $1,100,000 to the existing lender during February and April 1995, respectively, and reached an agreement with a new third party lender to refinance the mortgage note to October 2000. Reference is made to Note 4(b)(4) for the terms of the refinancing.

     General

     The affiliates of the Corporate General Partner have deferred certain pre-1993 property management and leasing fees payable to them under the terms of the management agreements in an aggregate amount of approximately $2,877,000 (approximately $8 per Interest) through December 31, 1995. The Partnership paid $10,000,000 of previously deferred fees during February 1995. The current deferred amounts do not bear interest and are payable in future periods. Reference is made to Note 9.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. As a result, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of the remaining assets as quickly as practicable. Therefore, it is currently expected that the Partnership will sell or dispose of its remaining investment properties, with the possible exception of the Partnership's interest in the 237 Park Avenue and 1290 Avenue of the Americas properties, no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

     As reported previously, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Limited Partners. However, the Partnership's goal of capital appreciation will not be achieved. Moreover, although the Partnership expects to distribute from sale proceeds some portion of the Limited Partners' original capital, without a dramatic improvement in market conditions, the Limited Partners will receive substantially less than half of their original investment.

RESULTS OF OPERATIONS

     The decreases in cash and cash equivalents, short-term investments, amounts due to affiliates and partners' capital and the corresponding increase in buildings and improvements at December 31, 1995 as compared to December 31, 1994 are due primarily to: (a) payment for tenant improvement costs of approximately $2,493,000 primarily relating to the releasing of a portion of a former major tenant's space at Long Beach Plaza and the former IBM space at Copley Place multi-use complex, (b) principal payments of $2,600,000 relating to the refinancing of the mortgage loan secured by the Plaza Tower office building, (c) payment of $10,000,000 for previously deferred property management and leasing fees and (d) distributions to partners of previous sales proceeds of $11,094,473. Reference is made to Notes 4(b)(4), 9 and Item 7.

     The decrease in rents and other receivables and unearned rents at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of rental collections, primarily at the Copley Place multi-use complex.

     The increase in escrow deposits and the decrease in accrued real estate taxes at December 31, 1995 as compared to December 31, 1994 and the decreases in property operating expenses for the year ended December 31, 1995 as compared to the same periods in 1994 and 1993 are due primarily to the decrease in assessed property value for the Copley Place multi-use complex, which lowered the property tax liability for this investment property in 1995. The decrease in property operating expenses is also attributable to the sale of Eastridge Apartments in June 1994 (see Note 7(d)).

     The increase in venture partners' deficits in ventures at December 31, 1995 as compared to December 31, 1994 is due primarily to the allocation to the venture partner of their allocable share of operating losses being incurred at the Copley Place multi-use complex.

     The decrease in current portion of long-term debt and the corresponding increase in long-term debt, less current portion at December 31, 1995 as compared to December 31, 1994 is primarily due to the reclassification of the mortgage loan secured by the Plaza Tower office building as a result of its refinancing in April 1995. The increase in long-term debt, less current portion, at December 31, 1995 as compared to December 31, 1994 is also due to the accrual of long-term deferred interest of approximately $8,541,000 on the Copley Place purchase price note.

     The increase in accounts payable at December 31, 1995 as compared to December 31, 1994 is due primarily to the timing of payments at the Copley Place multi-use complex.

     The increase in accrued interest at December 31, 1995 as compared to December 31, 1994 is primarily due to the suspension of debt service payments in June 1993 on the long-term mortgage loan secured by Long Beach Plaza.



     The increase in restricted funds and the corresponding increase in tenant security deposits at December 31, 1995 as compared to December 31, 1994 is due primarily to deposits received from a tenant at Copley Place to be used by the tenant for tenant improvements upon lease renewal. The tenant's current lease expires July 1996.

     The increase in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily attributable to the Registry of Motor Vehicles taking occupancy of approximately 129,000 square feet in August of 1995 at Copley Place multi-use complex, partially offset by the loss of IBM and John Hancock as tenants of the Copley Place multi-use complex during April and October 1994, respectively.

     The decreases in rental income, mortgage and other interest, depreciation, property operating expenses, professional service expenses and amortization for the year ended December 31, 1994 as compared to the year ended December 31, 1993 are due primarily to the lenders taking title to the Gables Corporate Plaza and University Park office buildings and to the sale of the Eastridge Apartments in 1994. The decrease in rental income is also attributable to the expiration of the IBM lease in 1994 at Copley Place multi-use complex, as discussed above.

     The decrease in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to a lower average balance in short-term investments as a result of the distributions to partners of previous sales proceeds of $11,094,473 and the payment of $10,000,000 for previously deferred property management and leasing fees, partially offset by higher average interest rates in 1995. The increase in interest income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is due primarily to higher yields and higher average balances held in interest bearing U.S. Government obligations in the subsequent period as a result of the temporary investment of proceeds retained from the sale of Old Orchard Shopping Center in September 1993. The increase is also attributable to interest earned on the capital improvement escrow at Copley Place as discussed above.

     The increase in mortgage and other interest for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to the compounding of interest on the Copley Place purchase price note (see Note 3(b)).

     The decrease in amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to the sale of Eastridge Apartments in June 1994 (see Note 7(d)).


     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 and 1993 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 5.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the years ended December 31, 1994 and 1995 as compared to December 31, 1993 is due primarily to the sale of the Partnership's interest in the Old Orchard shopping center in September 1993 (as more fully discussed in Note 3(d)). The decrease is also attributable to JMB/NYC recording a provision for value impairment at 2 Broadway at December 31, 1993, which reduced the subsequent depreciation expense related to that investment property, partially offset by a decrease in rental income in 1994 at the 2 Broadway Building due to Bear Stearns vacating its space (approximately 11% of the building's leasable space) in April 1994 upon expiration of its lease.



     The net gain of $18,364,792 on sale or disposition of investment property for the year ended December 31, 1994 consists of a gain of $5,676,413 on the transfer of the University Park office building, a gain (net of venture partner's share) of $7,677,508 on the transfer of Gables Corporate Plaza office building, and a gain of $5,010,871 related to the sale of the Eastridge Apartments (as more fully discussed in Notes 7(d) and 7(f)).

     The net gain of $11,083,791 for the year ended December 31, 1993 consists of a gain on the sale of the Rio Cancion Apartments of $2,524,958 (see Note 7(b)), a gain on the sale of the Greenwood Creek II Apartments of $1,787,073 (see Note 7(c)), a gain on the transfer of title to the 1001 Fourth Avenue office building of $6,771,760 (see Note 7(e)).

     The loss on sale of interest in unconsolidated ventures and the extraordinary item for the twelve months ended December 31, 1995 and the related increase in the Partnership's deficit investment in unconsolidated venture at December 31, 1995 as compared to December 31, 1994 is primarily due to the 1995 sale of 2 Broadway (see Note 3(c)) and the related gain on the extinguishment of indebtedness.

     The gain on sale of interest in unconsolidated venture of $1,702,802 and $7,898,727 at December 31, 1994 and 1993, respectively, is due to the Partnership selling its interest in the Old Orchard Shopping Center and the receipt of certain contingent amounts resulting from the sale. Reference is made to Note 3(d) for a discussion of these transactions.

     The extraordinary item of $996,126 for 1994 is due to the discounted payoff of the mortgage note secured by the Eastridge Apartments.

     The extraordinary item for 1993 is the Partnership's share of prepayment penalty of $141,776 relating to the refinancing of the original mortgage note at the Carrollwood Apartments (see Note 4(b)(2)).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of most of the Partnership's investment properties by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and main-taining the properties as well as real estate taxes. Therefore, the effect on operating earnings generally will depend upon whether properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

                             INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1995 and 1994
Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993
Notes to Consolidated Financial Statements

                                                  SCHEDULE
                                                  --------

Consolidated Real Estate and Accumulated DepreciationIII


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.


              JMB/NYC OFFICE BUILDING ASSOCIATES
                  AND UNCONSOLIDATED VENTURES

                             INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1995 and 1994
Combined Statements of Operations, years ended December 31,
  1995, 1994 and 1993
Combined Statements of Partners' Capital Accounts (Deficit),
  years ended December 31, 1995, 1994 and 1993
Combined Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993
Notes to Combined Financial Statements

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated ventures at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 3(c) to the consolidated financial statements, beginning July 1, 1993, the Partnership and its affiliated partners in JMB/NYC Office Building Associates, L.P. (JMB/NYC) were in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The Partnership's share of disputed interest aggregated $5,635,000, $6,109,000 and $2,386,000 for the years ended December 31,
1995, 1994 and 1993, respectively, and has not been included in Partnership's share of loss from operations of unconsolidated ventures in the accompanying consolidated financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing for interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC.

However, as discussed in Note 3(c), there are no assurances that the Agreement will be finalized and become effective. The ultimate outcome of this uncertainty cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from this uncertainty.




                                KPMG PEAT MARWICK LLP
Chicago, Illinois
March 25, 1996


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
 Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . .   $  5,908,236      9,551,909
  Short-term investments (note 1). . . . . . . . . . . . . .      2,568,329     18,959,986
  Restricted funds . . . . . . . . . . . . . . . . . . . . .      1,312,240        484,234
  Rents and other receivables. . . . . . . . . . . . . . . .      2,963,711      3,115,173
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        289,250        318,336
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .      6,191,089      6,064,754
                                                               ------------   ------------
          Total current assets . . . . . . . . . . . . . . .     19,232,855     38,494,392
Investment properties, at cost (notes 2, 3 and 4) - Schedule III:
    Land and leasehold interests . . . . . . . . . . . . . .     20,935,810     20,935,810
    Buildings and improvements . . . . . . . . . . . . . . .    412,286,995    409,040,913
                                                               ------------   ------------
                                                                433,222,805    429,976,723
    Less accumulated depreciation. . . . . . . . . . . . . .    163,309,553    149,525,406
                                                               ------------   ------------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . .    269,913,252    280,451,317
                                                               ------------   ------------
Investment in unconsolidated ventures, at equity (notes 1 and 3)  1,459,879      2,451,859
Deferred expenses (note 1) . . . . . . . . . . . . . . . . .      5,261,096      5,151,072
Accrued rents receivable (note 1). . . . . . . . . . . . . .        489,911        514,291
Venture partners' deficits in ventures (note 1). . . . . . .     11,103,113      6,514,971
                                                               ------------   ------------

                                                               $307,460,106    333,577,902
                                                               ============   ============



                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . .   $ 39,666,113     52,006,208
  Accounts payable . . . . . . . . . . . . . . . . . . . . .      2,858,162      2,018,276
  Amounts due to affiliates (note 9) . . . . . . . . . . . .      4,249,390     14,210,085
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .        600,610        618,410
  Accrued interest . . . . . . . . . . . . . . . . . . . . .     13,252,892      9,112,566
  Accrued real estate taxes. . . . . . . . . . . . . . . . .      1,330,231      1,755,290
                                                               ------------   ------------
          Total current liabilities. . . . . . . . . . . . .     61,957,398     79,720,835
Tenant security deposits . . . . . . . . . . . . . . . . . .      1,704,872        765,933
Investment in unconsolidated venture, at equity (notes 1, 3 and 10)84,764,207   78,812,861
Long-term debt, less current portion (note 4). . . . . . . .    382,303,505    361,563,239
                                                               ------------   ------------
Commitments and contingencies (notes 2, 3, 4, 7 and 8)

          Total liabilities. . . . . . . . . . . . . . . . .    530,729,982    520,862,868
Venture partners' subordinated equity in venture (note 1). .        329,169        329,785
Partners' capital accounts (deficits) (notes 1 and 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . .          1,000          1,000
      Cumulative net losses. . . . . . . . . . . . . . . . .    (21,515,491)   (20,494,612)
      Cumulative cash distributions. . . . . . . . . . . . .     (1,149,967)    (1,039,022)
                                                               ------------   ------------
                                                                (22,664,458)   (21,532,634)
                                                               ------------   ------------
  Limited partners:
      Capital contributions, net of offering costs . . . . .    326,224,167    326,224,167
      Cumulative net losses. . . . . . . . . . . . . . . . .   (486,200,337)  (462,331,395)
      Cumulative cash distributions. . . . . . . . . . . . .    (40,958,417)   (29,974,889)
                                                               ------------   ------------
                                                               (200,934,587)  (166,082,117)
                                                               ------------   ------------
          Total partners' capital (deficits) . . . . . . . .   (223,599,045)  (187,614,751)
                                                               ------------   ------------
                                                               $307,460,106    333,577,902
                                                               ============   ============

                 See accompanying notes to consolidated financial statements.


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Rental income. . . . . . . . . . . . . . .   $ 65,729,288     64,648,336     84,609,796
  Interest income. . . . . . . . . . . . . .      1,034,061      1,320,941        583,997
                                               ------------   ------------   ------------
                                                 66,763,349     65,969,277     85,193,793
                                               ------------   ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .     38,615,594     37,651,732     50,753,647
  Depreciation . . . . . . . . . . . . . . .     13,784,147     13,753,198     18,343,123
  Property operating expenses. . . . . . . .     35,234,465     37,293,007     43,065,564
  Professional services. . . . . . . . . . .        647,443        547,566        708,403
  Amortization of deferred expenses. . . . .      1,421,951      1,525,373      2,410,540
  General and administrative . . . . . . . .        781,049        609,249        532,727
                                               ------------   ------------   ------------

                                                 90,484,649     91,380,125    115,814,004
                                               ------------   ------------   ------------
       Operating loss. . . . . . . . . . . .     23,721,300     25,410,848     30,620,211
Partnership's share of loss from operations
  of unconsolidated ventures (notes 1 and 10)     6,600,158      6,271,489     22,416,922
Venture partners' share of loss from
  consolidated ventures' operations. . . . .     (4,588,759)    (5,659,744)    (2,008,939)
                                               ------------   ------------   ------------
        Net operating loss . . . . . . . . .     25,732,699     26,022,593     51,028,194
Gain on sale or disposition of investment
  properties, net of venture partners'
  share of $2,887,659 in 1994
  (notes 4 and 7). . . . . . . . . . . . . .          --       (18,364,792)   (11,083,791)
Partnership's share of (gain) loss
  on sale of property or interest
  in property of unconsolidated
  ventures (note 3(c)(d)). . . . . . . . . .     14,789,529     (1,702,082)    (7,898,727)
                                               ------------   ------------   ------------
        Loss before extraordinary items. . .     40,522,228      5,955,719     32,045,676



                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                   1995           1994           1993
                                               ------------   ------------   ------------
Extraordinary items (notes 3(c)
  and 4(b)(2)) . . . . . . . . . . . . . . .    (15,632,407)      (996,126)       141,776
                                               ------------   ------------   ------------

       Net loss. . . . . . . . . . . . . . .   $ 24,889,821      4,959,593     32,187,452
                                               ============   ============   ============

Net loss per limited partnership interest
  (note 1):
    Net operating loss . . . . . . . . . . .   $      67.47          68.22         133.78
    (Gain) loss on sale or disposition of
      investment properties and
      extinguishment of debt . . . . . . . .          --            (49.66)        (29.97)
    Share of (gain) loss on sale of
      property or interest in property
      of unconsolidated ventures . . . . . .          39.99          (4.60)        (21.35)
    Extraordinary items. . . . . . . . . . .         (42.27)         (2.69)           .38
                                               ------------   ------------   ------------

      Net loss . . . . . . . . . . . . . . .   $      65.19          11.27          82.84
                                               ============   ============   ============


















                 See accompanying notes to consolidated financial statements.


                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                       CONTRI-
                                                       BUTIONS
                    NET                                NET OF      NET
          CONTRI- EARNINGS     CASH                   OFFERING   EARNINGS      CASH
          BUTIONS  (LOSS)  DISTRIBUTIONS   TOTAL       COSTS      (LOSS)   DISTRIBUTIONS  TOTAL
          ------------------------------------------------------------------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1992. . . .$1,000(18,232,317)(1,039,022)(19,270,339)326,224,167(427,446,645)(29,974,889)(131,197,367)
Net loss . . --  (1,432,021)      --    (1,432,021)      --    (30,755,431)     --    (30,755,431)
Cash distri-
 butions
 ($0 per
 limited
 partnership
 interest) . --       --          --         --          --          --           --        --
           ----------------- ---------------------------------------------  -----------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1993. . . .1,000(19,664,338)(1,039,022)(20,702,360)326,224,167(458,202,076)(29,974,889)(161,952,798)
Net earn-
 ings (loss) --    (830,274)      --      (830,274)      --     (4,129,319)       --   (4,129,319)
Cash distri-
 butions
 ($0 per
 limited
 partnership
 interest) . --       --          --         --          --          --           --        --
           ----------------- --------------------- -----------------------  ----------- ----------


                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                                GENERAL PARTNERS                                   LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                       CONTRI-
                                                       BUTIONS
                    NET                                NET OF      NET
          CONTRI- EARNINGS     CASH                   OFFERING   EARNINGS      CASH
          BUTIONS  (LOSS)  DISTRIBUTIONS   TOTAL       COSTS      (LOSS)   DISTRIBUTIONS  TOTAL
          ------------------------------------------------------------------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1994. . . .$1,000(20,494,612)(1,039,022)(21,532,634)326,224,167(462,331,395)(29,974,889)(166,082,117)

Net earn-
 ings (loss) --  (1,020,879)      --    (1,020,879)      --    (23,868,942)       --  (23,868,942)
Cash distri-
 butions
 ($30 per
 limited
 partnership
 interest) . --       --       (110,945)  (110,945)      --          --     (10,983,528)(10,983,528)
           ----------------- --------------------- -----------------------  ----------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1995. . . .$1,000(21,515,491)(1,149,967)(22,664,458)326,224,167(486,200,337)(40,958,417)(200,934,587)
           ================= ===================== =======================  =======================












                   See accompanying notes to consolidated financial statements.


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . .   $(24,889,821)    (4,959,593)   (32,187,452)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . .     13,784,147     13,753,198     18,343,123
    Amortization of deferred expenses. . . .      1,421,951      1,525,373      2,410,540
    Amortization of discount on long-term debt      224,415        116,398        103,298
    Long-term debt - deferred accrued interest   11,980,846     10,854,534     13,461,723
    Partnership's share of loss from operations
      of unconsolidated ventures . . . . . .      6,600,158      6,271,489     22,416,922
    Venture partners' share of consolidated
      ventures' operations . . . . . . . . .     (4,588,759)    (5,659,744)    (2,008,939)
    Gain on sale or disposition of investment
      properties . . . . . . . . . . . . . .          --       (18,364,792)   (11,083,791)
    Extraordinary items. . . . . . . . . . .    (15,632,407)      (996,126)       141,776
    Partnership's share of (gain) loss on
      sale of property or interest in property
      of unconsolidated ventures . . . . . .     14,789,529     (1,702,082)    (7,898,727)
  Changes in:
    Restricted funds . . . . . . . . . . . .       (828,006)        54,566      2,319,106
    Rents and other receivables. . . . . . .        151,462        596,186       (430,632)
    Prepaid expenses . . . . . . . . . . . .         29,086         78,773        100,997
    Escrow deposits. . . . . . . . . . . . .       (126,335)    (2,145,872)      (634,588)
    Accrued rents receivable . . . . . . . .         24,380        (27,002)     2,755,732
    Accounts payable . . . . . . . . . . . .        839,886       (378,883)         9,591
    Unearned rents . . . . . . . . . . . . .        (17,800)      (151,827)      (357,915)
    Accrued interest . . . . . . . . . . . .      4,140,326        521,403      1,957,457
    Accrued real estate taxes. . . . . . . .       (425,059)      (309,189)       691,017
    Amounts due to affiliates. . . . . . . .     (9,960,695)      (684,374)        26,167
    Tenant security deposits . . . . . . . .        938,939       (114,123)      (119,739)
                                               ------------   ------------   ------------
          Net cash provided by (used in)
            operating activities . . . . . .     (1,543,757)    (1,721,687)    10,015,666
                                               ------------   ------------   ------------


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    properties, net of selling expenses
    (note 7) . . . . . . . . . . . . . . . .          --        11,781,988      1,220,737
  Additions to investment properties . . . .     (3,246,082)    (1,796,484)    (3,188,425)
  Cash expended in disposition of
    investment properties. . . . . . . . . .          --            (1,014)       (55,111)
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . .     16,391,657      4,135,915    (18,470,959)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . .      1,186,046      1,702,082     16,978,465
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . .          --           (10,000)      (983,668)
  Payment of deferred expenses . . . . . . .     (1,531,975)      (693,408)    (1,030,569)
                                               ------------   ------------   ------------
          Net cash provided by (used in)
            investing activities . . . . . .     12,799,646     15,119,079     (5,529,530)
                                               ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from refinancing of long-term debt    14,900,000          --             4,253
  Principal payments on long-term debt . . .    (18,705,089)   (10,022,203)    (1,789,503)
  Venture partners' contributions to ventures         --           814,568         33,746
  Distributions to limited partners. . . . .    (10,983,528)         --             --
  Distributions to general partners. . . . .       (110,945)         --             --
                                               ------------   ------------   ------------
          Net cash used in
            financing activities . . . . . .    (14,899,562)    (9,207,635)    (1,751,504)
                                               ------------   ------------   ------------
          Net increase (decrease) in cash
            and cash equivalents . . . . . .     (3,643,673)     4,189,757      2,734,632

          Cash and cash equivalents,
            beginning of year. . . . . . . .             9,551,9095,362,152     2,627,520
                                               ------------   ------------   ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . .   $  5,908,236      9,551,909      5,362,152
                                               ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest.   $ 22,733,319     26,150,776     35,628,310
                                               ============   ============   ============


                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1995           1994           1993
                                               ------------   ------------   ------------
 Non-cash investing and financing activities:
  Total sales price of investment properties,
    net of selling expenses. . . . . . . . .   $      --        11,781,988     18,479,297
  Mortgage loan payable. . . . . . . . . . .          --             --       (17,258,560)
                                               ------------   ------------   ------------
    Cash sales proceeds from sale of
      investment properties, net of
      selling expenses . . . . . . . . . . .   $      --        11,781,988      1,220,737
                                               ============   ============   ============
  Proceeds from refinancing of long-term
    debt . . . . . . . . . . . . . . . . . .   $      --             --         7,455,000
  Payoff of long-term debt . . . . . . . . .          --             --        (7,160,425)
  Prepayment penalty . . . . . . . . . . . .          --             --          (141,776)
  Refinancing costs. . . . . . . . . . . . .          --             --          (148,546)
                                               ------------   ------------   ------------
          Proceeds from refinancing of
            long-term debt . . . . . . . . .   $      --             --             4,253
                                               ============   ============   ============

 Contributions payable to unconsolidated
  venture (note 3(c)). . . . . . . . . . . .   $      --             --         1,200,000
                                               ============   ============   ============

 Principal balance due on mortgages payable.   $      --         9,696,126          --
 Payment on long-term debt . . . . . . . . .          --        (8,700,000)         --
                                               ------------   ------------   ------------
 Extraordinary items - non-cash gain recognized on
  forgiveness of indebtedness. . . . . . . .   $      --           996,126          --
                                               ============   ============   ============









                 See accompanying notes to consolidated financial statements.


        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures (note 3) - Eastridge Associates Limited Partnership ("Eastridge"), Copley Place Associates ("Copley Place"), Gables Corporate Plaza Associates ("Gables"), Carrollwood Station Associates, Ltd. ("Carrollwood"), Jacksonville Cove I Associates, Ltd. ("Glades") and Sherry Lane Associates ("Sherry Lane").
The effect of all transactions between the Partnership and the ventures has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interests in Orchard Associates (note 3(d)) and the Partnership's indirect interest (through Carlyle-XIII Associates, L.P.) in JMB/NYC Office Building Associates, L.P. (("JMB/NYC") note 3(c))

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                              1995                          1994
                              ------------------------------------------------------------
                                                  TAX BASIS
                                 GAAP BASIS      (Unaudited)    GAAP BASIS      TAX BASIS
                                ------------     -----------   ------------    -----------
Total assets . . . . . . . . .  $307,460,106     69,275,776    333,577,902     95,005,745

Partners' capital accounts
  (deficits) (note 5):
     General partners. . . . .   (22,664,458)   (30,958,036)   (21,532,634)   (30,855,292)
     Limited partners. . . . .  (200,934,587)  (263,807,168)  (166,082,117)  (216,768,786)

Net earnings (loss) (note 5):
     General partners. . . . .    (1,020,879)         8,200       (830,274)     3,984,272
     Limited partners. . . . .   (23,868,942)   (36,054,854)    (4,129,319)     1,368,982

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . .        (65.19)        (98.47)        (11.27)          3.73
                                ============   ============   ============   ============



     The net loss per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,194,000 and $9,724,000 at December 31, 1995 and 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt secured by the Long Beach Plaza has been classified by the Partnership as a current liability at December 31, 1995 (see note 2(b)) because of the likely unfavorable resolution of the negotiations with the lender and the debt has now matured. The Partnership considers the disclosure of the SFAS 107 value of such debt to be impracticable. The remaining debt, with a carrying balance of $388,235,264, has been calculated to have an SFAS 107 value of $343,164,324 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such assumed debt amounts reported (see note 4). The Partnership has no other significant financial instruments.



     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures (note 3), nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Fourteen properties have been sold or disposed of by the Partnership as of December 31, 1995. All of the remaining properties owned at December 31, 1995 were operating. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisition costs.

     Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred.

     Depreciation on the operating properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, it is likely that additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures. Such provisions, including the Partnership's share of such unconsolidated venture provisions, are currently estimated to total approximately $13,100,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     All investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership. A portion of the long-term debt on the Copley Place multi-use complex and Gables Corporate Plaza (disposed January 1994) represent mortgage loans which are subordinated to the existing senior mortgage loans.

     (b) Long Beach Plaza

     The Partnership purchased Long Beach Plaza located in Long Beach, California for $45,839,458 (net of discount on long-term debt of $10,330,542). In January 1981, Australian Ventures, Inc. ("AVI") signed a 99 year ground and improvement lease at the Long Beach Plaza shopping center located in Long Beach, California for approximately 144,000 square feet. AVI sublet the space to Buffum's Department Store, an affiliate of AVI. In 1991, Buffum's filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code and vacated the leased premises.
As a result and pursuant to certain provisions of the ground and improvement lease that, among other things, requires continuous operation of a store at the premises during the lease term, the Partnership sought a termination of the lease and to obtain possession of the premises. In March 1993, the Partnership completed a settlement of its litigation with AVI involving the lease. Under the terms of the settlement, AVI paid the Partnership $550,000, the parties terminated the ground and improvement lease and both parties dismissed their respective claims in the lawsuit with prejudice. The Partnership paid the $550,000 received from AVI to the mortgage lender for the property as scheduled debt service. The Partnership has not remitted all of the scheduled debt service payments since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $44,220,000 at December 31, 1995 and approximately $39,835,000 at December 31, 1994 have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership has decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title is expected to be transferred in late 1996 or 1997. This will result in the Partnership no longer having an ownership interest in such property and will result in net gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1996.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1995 is a party to five operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $152,831,130 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, two apartment complexes, four office buildings, and a multi-use complex. In most instances, the joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from the Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Certain of the venture properties have been financed under various long-term debt arrangements as described in Note 4 and Note 5 of Notes to the Combined Financial Statements.

     The Partnership in certain cases has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1995, 1994 and 1993, two, three and two, respectively, of the ventures' properties produced net cash receipts. In addition, the Partnership in certain cases has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

     Physical management of the properties generally was performed by affiliates of the venture partners during the development period and rent-up period. The managers were responsible for cash flow deficits (after debt service requirements). Compensation to the managers during such periods for management and leasing was limited to specified payments made by the ventures, plus any excess net cash receipts generated by the properties during the periods. Thereafter, the management agreements generally provide for an extended term during which the management fee is calculated as a percentage of certain types of cash income from the property. The management agreements are in the extended term for all of the ventures.

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

     The terms of certain of the venture agreements are summarized as follows:

     (b)  Copley Place

     The Partnership acquired in 1983, through a joint venture with the developer, an interest in a portion of Copley Place, a multi-use complex in Boston, Massachusetts. Initially, the Partnership purchased an interest in the complex from the developer for consideration which included a purchase price note secured by the Partnership's interest in the joint venture, which is discussed below. The Partnership has also made total cash contributions of $60,000,000 for its interest in Copley Place Associates. In December 1984, an affiliate of the Corporate General Partner of the Partnership acquired ownership of the joint venture partner (see note 9).

     The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return to 1989 and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner has loaned approximately $13,398,000 through December 31, 1995 to fund its required obligation. The loan accrues interest at the contract rate based on the joint venture partner's line of credit. The line of credit bears interest at a floating rate (currently averaging 7.83% per annum at December 31, 1995). The outstanding principal and accrued interest, if any, are to be repaid from future available cash flow, as defined. During 1995 and 1994, the joint venture paid approximately $1,518,000 and $3,597,000, respectively, of accrued interest on these loans. In addition, the Partnership and the joint venture partner were obligated and have contributed equally towards tenant improvement and other capital costs beginning in 1990. Commencing January 1, 1992, the Partnership and the venture partner are required to equally fund all cash deficits of the property. In addition, commencing January 1, 1992, annual cash flow (as defined) after repayment to the venture partner of operating deficit loans, is to be allocated equally between the Partnership and joint venture partner. In March 1994, the venture partner and the Partnership each contributed $424,980 for the payment of previously deferred management fees for 1993.

     Operating profits and losses of the joint venture are 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provides that, in general, upon any sale or refinancing of the complex the first $60,000,000 of net proceeds will be distributed equally between the Partnership and the joint venture partner. The Partnership will then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at December 31, 1995 is $12,000,000). The Partnership will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which has been paid or is payable to the developer on its $20,000,000 purchase price note (which at December 31, 1995 has an outstanding balance, including accrued interest at 11.5% per annum, of approximately $78,977,000 (Note 4(a)). The joint venture partner will then be entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the $20,000,000 purchase price note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. However, the Partnership is obligated to use its share of any sale or refinancing proceeds to satisfy, in full, the purchase price note payable to the joint venture partner.

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

     As a result of the debt modification, the property produced cash flow in 1993 and 1994. This cash flow has been escrowed ($4,621,000 at December 31, 1995) for future potential leasing requirements as set forth in the loan modification. In 1994, the property experienced a significant loss in rental income in connection with the expiration of the IBM lease (279,432 square feet) representing 23% of the leasable office space and the John Hancock Property and Casualty Co. lease (97,180 square feet) representing 11.5% of the leasable office space. During 1995, the property was able to lease over 200,000 square feet and to increase the office tower occupancy to 81% by year end. Approximately 129,000 square feet of this space is leased to a tenant with a July 1996 expiration. The joint venture has negotiated an agreement in principle with the tenant to enter into a new lease with a five year term. Finalization of the agreement is subject to documentation acceptable to both parties. Consequently, there can be no assurance that this lease will be finalized. Although the office market in Boston has improved in the last year and rental rates appear to have stabilized, new leases will likely continue to require significant expenditures for lease commissions and tenant improvements prior to tenant occupancy.

     An affiliate of the joint venture partner manages the portion of the complex owned by the joint venture, pursuant to an agreement similar to those described in note 3(a).

     (c)  JMB/NYC

     The Partnership owns, indirectly through Carlyle-XIII Associates, L.P. and JMB/NYC, an interest in (i) the 237 Park Avenue Associates venture which owns a 23-story office building, (ii) the 1290 Associates venture which owns a 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Co. ventures which sold their 32-story office building in September 1995 as discussed below (together "Three Joint Ventures" and individually a "Joint Venture"). All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O&Y Equity Company, L.P. and O&Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O&Y").

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



     The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an Agreement (the "Agreement") with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain Preference Amounts, as defined. The Agreement would also, among other things, provide for no further allocation from the Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Joint Ventures only to the extent of cash flow distributions to JMB/NYC.

     In October 1994, JMB/NYC entered into the Agreement with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve most all property management, leasing, sale (certain rights to control a sale were to be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the proposed reorganization plans for the other Joint Ventures, although various specifics of the proposed transactions are expected to be changed and there is no assurance that such proposed transactions would be substantially incorporated. In particular, the restructuring of their ownership interests in the 237 Park and the 1290 Avenue of the Americas properties by the Olympia & York affiliates and the possible reorganization of the 237 Park Avenue and 1290 ventures discussed below is expected to result in certain changes to the transactions proposed in the Agreement, although the extent of such changes has not been determined. Consequently, there are no assurances that the substance of the transactions contemplated in the Agreement will be finalized. In any event, there would need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The contemplated restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $257,188,201 as of December 31, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.



     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors and other affiliates of O&Y as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, it is expected that 237 Park Avenue Associates and 1290 Associates will seek reorganization under Chapter 11 of the United States Bankruptcy Code pursuant to a plan agreed upon by their creditors and their partners, including JMB\NYC. Although JMB\NYC has had discussions with the Olympia & York affiliates and certain creditors concerning restructuring proposals and a reorganization of 237 Park Avenue Associates and 1290 Associates, a proposal for the restructuring of the Olympia & York affiliates' ownership interests and a plan for the reorganization of the two Joint Ventures have not been agreed upon. Accordingly, the terms of such restructuring and reorganization and their effect, if consummated, on the Joint Ventures and the Olympia & York affiliates' and JMB\NYC's respective interests therein are subject to change. The Partnership believes that the substance of these proposed transactions will be effected, although changes in the form and structure of the proposed transactions are expected to be required. However, it is possible that one or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $33,272,592 and $34,158,225 at December 31, 1995 and December 31, 1994,
respectively. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. The Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If the distributions paid or payable to JMB/NYC are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $47,164,545 at December 31, 1995 as no payments were made on any of the Purchase Notes during 1995 and 1994. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for an extension of the due dates on the Purchase Notes. It further provides for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, in September 1995 the 2 Broadway Joint Ventures concluded the sale of the 2 Broadway Building at a price which did not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, principal and accrued interest on the 2 Broadway Purchase Notes in the amount of $62,529,627 was discharged and $19,000,000 of the 2 Broadway Purchase Notes will be re-allocated and is payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.



     Subsequent to 1991, pursuant to the agreement (the "1993 Agreement") reached in March, 1993 between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There were no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994 or 1995. However, JMB/NYC did recognize a loss of $55,357,404 on the sale (as described below) of the 2 Broadway Building for Federal income tax purposes in 1995.

     Under the terms of the Three Joint Ventures' agreements, the Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay a preferred return through December 31, 1991 to JMB/NYC. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The O&Y affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for the purpose of calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate were fixed at 12-3/4% per annum (versus the variable short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor to exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     The 1993 Agreement rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitled the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. The 1993 Agreement also provided that, except as specifically agreed otherwise, the parties each reserved all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at December 31, 1995 is approximately $55,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that the 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the twelve months ended December 31, 1995 was $115,730,680. Based upon the amount of interest determined by JMB/NYC for the twelve months ended December 31, 1995, interest expense for the Three Joint Ventures was $67,258,773. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $121,543,336 (of which the Partnership's share is $14,129,413) for the period July 1, 1993 through December 31, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     Certain provisions of the Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81,500,000 for 1290 Avenue of the Americas and $38,500,000 million for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactively effective May 1, 1994. Net proceeds available, if any, after repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures' Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.3% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its remaining Purchase Notes.

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

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $84,764,207 at December 31, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18,300,000. As a result of this sale, the Partnership recognized, for financial reporting purposes, its share of the loss on the sale of investment property of $14,789,529 (which includes the Partnership's share ($10,113,054) of the write-off of JMB/NYC's remaining investment in the 2 Broadway Joint Ventures), offset by a gain of $15,632,407 which represents the Partnership's share of JMB/NYC's related gain on the forgiveness of indebtedness (as more fully discussed above). Such sale did not result in the dissolution and termination of the 2 Broadway Building Joint Ventures for the purposes of the deficit capital account balance computation as described above. Due to the anticipated sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, which was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the joint venture partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

     The 237 Park Avenue and the 1290 Avenue of the Americas office buildings serve as collateral for the first mortgage loan. Prior to 1996, the lender asserted various defaults under the loan. Commencing in January 1996, the Joint Ventures ceased making monthly debt service payments on the first mortgage loan. A restructuring of the loan now appears likely to depend on the restructuring of the ownership interest of various affiliates of O&Y in a number of office buildings and the reorganization of the 237 Park Avenue and 1290 ventures, as discussed above. The Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum.

     Should a restructuring of the Joint Ventures providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of JMB/NYC's interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, JMB/NYC would then proceed to terminate its affairs.



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

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard its share of the pre-sale settlement with Federated department stores of $288,452. As a result, Orchard distributed to the Partnership its share of the settlement of $144,226. In February 1996, based on current proration estimates, OOUV distributed to Orchard its share of reserves ($494,000) previously held back by OOUV for potential operating prorations. As a result, Orchard distributed $262,500 to the Partnership representing its share of such excess reserves as well as its share of excess cash that had been held at Orchard. The Partnership currently intends to retain these funds for working capital purposes.

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


(4)  LONG-TERM DEBT

     (a)  General

     In response to operating deficits incurred at certain properties, the Partnership is seeking and/or has received mortgage note modifications on certain properties. Certain of the modifications received have expired and others expire on various dates commencing November 1996. In addition, certain properties have loans with scheduled maturities commencing August 1998. Upon expiration of such modifications or at maturity, should the Partnership or its ventures be unable to secure new or additional modifications to or refinancing of the loans, based upon current and anticipated future market conditions, the Partnership may not commit any significant additional amounts to these properties. This generally would result in the Partnership no longer having an ownership interest in such properties and may result in net gain for financial reporting and Federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.




Long-term debt consists of the following at December 31, 1995 and 1994:
                                                                     1995          1994
                                                                 -----------   -----------
11.5% purchase price note payable to an affiliate;
  secured by Partnership's interest in the joint venture
  that owns Copley Place multi-use complex in Boston,
  Massachusetts; accruing interest through August 31,
  1998 when the entire balance is payable (note 3(b)). . . .    $ 78,977,399    70,436,336

8% mortgage note (the note has been modified; see note 3(b))
  due August 1998; secured by Copley Place multi-use complex in Boston,  Massachusetts; balance originally payable
  in monthly installments of principal and interest of
  $2,184,042 through September 30, 1993 and $1,306,321
  thereafter . . . . . . . . . . . . . . . . . . . . . . . .     216,303,920   212,864,138

9-5/8% mortgage note; secured by the Plaza Tower office building in Knoxville, Tennessee; refinanced in April 1995 by the
  loan described immediately below; see note 4(b)(4) . . . .          --        17,674,426

9.02% mortgage note; secured by the Plaza Tower office building, payable monthly, interest only, until October 2000 when the
  principal and any accrued interest is due. . . . . . . . .      14,900,000        --

8.5% (8% to December 31, 1994) mortgage note; secured
  by the Sherry Lane Place office building in Dallas,
  Texas; payable in monthly installments of interest
  only until April 1, 1998 when the remaining principal
  balance is payable (as remodified; see note 4(b)(1)) . . .      22,000,000    22,000,000

Contingent interest note; secured by the Sherry Lane
  Place office building in Dallas, Texas; contingent
  interest due annually equal to the excess cash flow
  of the property (as defined); due April 1, 1998. . . . . .      18,158,558    18,498,538

13% mortgage note (in default) secured by the Long Beach Plaza shopping center in Long Beach, California; payable
  in monthly installments of principal and interest
  of $372,583 originally due June 27, 1994 and
  subsequently extended to August 31, 1995 when the
  remaining principal balance of $33,734,354 was
  payable; see note 2(b) . . . . . . . . . . . . . . . . . .      33,734,354   33,734,354



                                                                     1995          1994
                                                                 -----------   -----------
Other mortgage loans:
  Long Beach Plaza shopping center, non-interest bearing, (net of $8,834,655 and $8,965,815 unamortized discount at 12%
    at December 31, 1995 and 1994, respectively), due 2014 .       1,165,345     1,034,185

  Marshalls Aurora Plaza shopping center, 12-3/4%;
    originally payable in monthly installments of
    principal and interest until November 1, 1996 when
    the remaining principal balance is payable.
    (The note has been modified; see note 4(b)(3)) . . . . .       5,601,708     5,890,904

  Glades apartment complex, 6.1%, due 2002 . . . . . . . . .       9,737,500     9,860,000

  Glades apartment complex, 6% (plus,
    subsequent to April 1995, 50% of cash flows
    (as defined)), accruing interest through
    October 1, 2002 when the entire balance
    is payable . . . . . . . . . . . . . . . . . . . . . . .         950,262       950,261

  Carrollwood apartment complex, 7.45%,
    due 1998 (refinanced in 1993,
    see note 4(b)(2)). . . . . . . . . . . . . . . . . . . .       7,042,140     7,227,872

  Other; see note 3(b) . . . . . . . . . . . . . . . . . . .      13,398,432    13,398,433
                                                                ------------   -----------
          Total debt . . . . . . . . . . . . . . . . . . . .     421,969,618   413,569,447
          Less current portion of long-term debt . . . . . .      39,666,113    52,006,208
                                                                ------------   -----------
          Total long-term debt . . . . . . . . . . . . . . .    $382,303,505   361,563,239
                                                                ============   ===========



     Included in the above total long-term debt is $72,714,370 and $60,733,525, for 1995 and 1994, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the various notes.

     Five year maturities of long-term debt are as follows:

               1996. . . . . . . . . . . . . $ 39,666,113
               1997. . . . . . . . . . . . .      352,974
               1998. . . . . . . . . . . . .  342,058,972
               1999. . . . . . . . . . . . .      157,500
               2000. . . . . . . . . . . . .   15,067,500
                                             ============

     (b)  Long-term Debt Modifications

          (1)  Sherry Lane Place Office Building

     The existing long-term note secured by the Sherry Lane Place office building located in Dallas, Texas was modified effective February 1, 1988 to lower both the contract and payment interest rates. The contract interest rate was reduced to 9% per annum for the period from March 1, 1988 through February 28, 1993 and to 10% per annum for the period from March 1, 1993 through April 1, 1998. Interest only was payable at 6.5% per annum through July 31, 1991, at 8% per annum from August 1, 1991 through July 31, 1994 and at 10% per annum from August 1, 1994 through March 1, 1998. The difference between the contract rate and the interest paid was to be deferred and bore interest at 13.125% per annum from February 1, 1988 through February 28, 1988, at 9% per annum from March 1, 1988 through February 28, 1993 and at 10% per annum from March 1, 1993 through April 1, 1998. In addition, upon the earlier of the subsequent sale of the property or maturity of the note, the lender was entitled to a residual participation equal to 40% of the applicable value (as defined).

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

          (2)  Carrollwood Apartments

     In September 1993, the venture refinanced with an unaffiliated third party lender the existing $7,200,000 mortgage loan. The new loan is in the amount of $7,455,000. The venture paid a prepayment penalty relating to the original mortgage of approximately $143,200 in connection with the refinancing. The Partnership recognized its share of approximately $141,700 as an extraordinary loss for financial reporting purposes. In addition, the venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture. As of the date of this report, the escrow account has approximately $123,000 and no amounts have been withdrawn.



          (3)  Marshall's Aurora Plaza

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

          (4)  Plaza Tower

     The first mortgage loan secured by the property matured on November 1, 1994. The Partnership reached an agreement for a short-term extension until January 1, 1995 and paid an extension fee to the existing lender. During January 1995, the Partnership reached another agreement with the existing lender for an extension until March 31, 1995 provided the Partnership pay down the principal balance by $1,500,000 and find an alternative source of financing. The Partnership continued to remit debt service during this period under the existing loan terms.

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

     The Partnership Agreement provides that the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property of up to 3% of the selling price of a property, and that the remaining net proceeds for any property sold be distributed 85% to the Limited Partners and 15% to the General Partners. However, prior to such distributions being made, the Limited Partners are entitled to receive 99% of net sale or refinancing proceeds and the General Partners are entitled to receive 1% until the Limited Partners (i) have received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year


(their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) and (ii) have received cash distributions of net sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Limited Partners have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Limited Partners pursuant to (i) and (ii) above. The Limited Partners have not received distributions to the above levels. As of the date of this report, the General Partners have received $123,891 in distributions of net sale proceeds.


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

     The Long Beach Plaza in Long Beach, California, Plaza Tower office building in Knoxville, Tennessee, Greenwood Creek II Apartments in Benbrook, Texas, (prior to its sale in April 1993) Rio Cancion Apartments (prior to its sale in March 1993) and Eastridge Apartments in Tucson, Arizona (prior to its sale in June 1994), University Park office building in Sacramento, California, (prior to transferring the property to the lender in January 1994) 1001 Fourth Avenue Plaza office building in Seattle, Washington, (prior to transferring the property to the lender in November 1993), Sherry Lane Place office building in Dallas, Texas, Glades Apartments in Jacksonville, Florida and Gables Corporate Plaza in Coral Gables, Florida (prior to the lender appointing a receiver in May 1993) were managed by an affiliate of the Corporate General Partner until December 1994 for a fee equal to a percentage of defined gross income from the property. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Plaza Tower office building, Glades Apartments in Jacksonville, Florida and the Sherry Lane office building on the same terms that existed prior to the sale.


(7)  SALE OR DISPOSITION OF INVESTMENT PROPERTIES

     (a)  Allied Automotive Center

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan for $19,613,121 (in cash before prorations and cost of sale).

     The sale included the adjacent undeveloped land, building and improvements owned by two other partnerships affiliated with the Corporate General Partner. The Partnership has retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded land. The land may be purchased by the buyer after the environmental clean-up is completed.
As a condition of the sale, the Partnership had agreed to conduct investigations to determine all contaminants and to conduct clean-up of any such contaminants. The Partnership was also required to indemnify the buyer from specified potential clean-up related liabilities. If the clean-up is successful, the buyer will purchase the excluded land for $682,000, the purchase price adjustment. In addition, the Partnership has reached an agreement with the previous owner of the Allied Automotive Center, who has agreed to cause such investigation and clean-up to be done at the previous owner's expense. The previous owner has also indemnified the Partnership from specified potential clean-up related liabilities. The Partnership, in cooperation with the previous owner, has approved a plan to clean up the Parcel, and the previous owner has undertaken the clean up and is paying the costs thereof. Recently, the Partnership has been informed that certain regulatory agencies have approved the clean-up of the site and approved the shut down of the clean-up operation. The gain associated with this Parcel, approximately $543,000, will be recognized if and when the closing occurs (currently expected to be during 1996). There can be no assurance that the sale of this Parcel will be consummated on these or any other terms.

     (b)  Rio Cancion Apartments

     On March 31, 1993, the Partnership sold the land, related improvements, and personal property of the Rio Cancion Apartments, located in Tucson, Arizona for $13,700,000 (before selling costs and prorations) which was paid in cash at closing. In conjunction with the sale, the mortgage note and related accrued interest with a balance of approximately $12,157,000 was satisfied in full. The lender received, as its 25%
minority residual participation (as defined), approximately $317,000.   The
Partnership received net sales proceeds of approximately $809,000. The Partnership recognized a gain from this transaction of $2,524,958 for financial reporting purposes and $7,865,633 for Federal income tax purposes in 1993.

     (c)  Greenwood Creek II Apartments

     On April 6, 1993, the Partnership transferred title to the existing lender to the land, related improvements, and personal property of the Greenwood Creek II Apartments, located in Benbrook, (Fort Worth) Texas for a transfer price of $100,000 (before selling costs and prorations) in excess of the existing mortgage balance of approximately $3,747,000. The Partnership recognized a gain of $1,787,073 for financial reporting purposes and $1,823,988 for Federal income tax purposes in 1993.

     (d)  Eastridge Apartments

     On June 30, 1994, the Partnership sold the land, related improvements, and personal property of the Eastridge Apartments, located in Tucson, Arizona for $12,000,000 (before selling costs and prorations) which was paid in cash at closing. The mortgage obligation was satisfied in full prior to the sale date. The Partnership recognized a gain of $5,010,871 for financial reporting purposes and approximately $7,081,000 for Federal income tax purposes in 1994.

     (e)  1001 Fourth Avenue Plaza

     The Partnership transferred title to the property to the lender on November 1, 1993. The transfer of the Partnership's ownership interest resulted in a net gain of $6,771,760 for financial reporting purposes and a gain of $27,567,458 for Federal income tax purposes with no corresponding distributable proceeds in 1993.

     (f)  University Park Office Building

     The Partnership transferred title to the property to the lender in January 1994 which resulted in net gain of approximately $5,676,000 for financial reporting and approximately $6,897,000 for Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1994.

     (g)  Gables Corporate Plaza

     Title to the property to the lender was transferred to the lender in 1994 which resulted in net gain of approximately $3,793,000 for Federal income tax purposes without any net distributable proceeds in 1994.


(8)  LEASES

     (a)  As Property Lessor

     At December 31, 1995, the Partnership and its consolidated ventures' principal assets are two office buildings, two shopping centers, a multi-use complex and two apartment complexes. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Apartment complex leases in effect at December 31, 1995 are generally for a term of one year or less and provide for annual rents of approx-imately $4,229,934.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

              Shopping centers:
                Cost . . . . . . . . . .  $ 52,729,945
                Accumulated depreciation   (19,483,788)
                                          ------------
                                            33,246,157
                                          ------------
              Office buildings:
                Cost . . . . . . . . . .         71,919,524
                Accumulated depreciation   (25,665,779)
                                          ------------
                                            46,253,745
                                          ------------
              Multi-use complex:
                Cost . . . . . . . . . .         287,780,754
                Accumulated depreciation  (110,893,499)
                                          ------------
                                           176,887,255
                                          ------------
              Apartment complexes:
                Cost . . . . . . . . . .    20,792,582
                Accumulated depreciation    (7,266,487)
                                          ------------
                                            13,526,095
                                          ------------
                        Total. . . . . .  $269,913,252
                                          ============

     Minimum lease payments receivable including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:



              1996 . . . . . . . . . . $ 38,933,380
              1997 . . . . . . . . . .   34,780,103
              1998 . . . . . . . . . .   31,000,695
              1999 . . . . . . . . . .   26,209,319
              2000 . . . . . . . . . .   21,287,850
              Thereafter . . . . . . .   70,521,029
                                        ===========

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $675,043, $526,850 and $1,804,123 for the years ended December 31, 1995, 1994 and 1993, respectively.

     (b)  As Property Lessee

     The following lease agreements have been determined to be operating leases:

     The Partnership owns the leasehold rights to the parking structure adjacent to the Long Beach, California shopping center. The lease has an initial term of 50 years which commenced in 1981 with one 49-year renewal option exercisable by a local municipal authority. The lease provides for annual rental of $745,000, which is subject to decrease based on formulas which relate to the amount of real estate taxes assessed against the shopping center and the parking structure. The rental expense for 1995, 1994 and 1993 under the above operating lease was $633,548, $538,159 and $528,276, respectively, and consisted exclusively of minimum rent.

     The Copley Place venture has leased the air rights over the Massachusetts Turnpike located beneath the Boston, Massachusetts multi-use complex. The lease has a term of 99 years which commenced in 1978. The total rent due under the terms of the air rights lease was prepaid by the seller and is being amortized over the term of the air rights lease.


(9)  TRANSACTIONS WITH AFFILIATES

     In December 1984, Urban Holdings, Inc., an affiliate of the Corporate General Partner of the Partnership, purchased all the outstanding stock of the developer (joint venture partner) and property manager of the Old Orchard shopping center and the Copley Place multi-use complex, and successor entities to the developer and property manager continue in their respective capacities. Consequently, the joint venture partner is an affiliate of the Corporate General Partner and continues to possess all of the rights and obligations granted the original developer under the terms of the respective acquisition and related agreements.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                        1995         1994          1993          1995
                                     ----------    ---------    ----------  --------------
Property management and leasing fees
  (note 6) . . . . . . . . . . . .   $1,459,783    1,195,147     3,001,759       2,877,400
Insurance commissions. . . . . . .       65,185       55,542       214,278          --
Reimbursement (at cost) for
  accounting services. . . . . . .      164,441      220,159       148,638          --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . .       74,396       69,775         --             --
Reimbursement (at cost) for
  legal services . . . . . . . . .        9,267       20,977        30,455          --
Reimbursement (at cost) for
  other administrative charges and
  other out-of-pocket expenses . .      208,625        1,372        45,143          91,622
                                     ----------    ---------     ---------       ---------

                                     $1,981,697    1,562,972     3,440,273       2,969,022
                                     ==========    =========     =========       =========

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $91,389 that had not previously been reimbursed.



     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,877,000, approximately $8 per $1,000 interest) at December 31, 1995 has been deferred. All amounts currently payable do not bear interest and are expected to be paid in future periods. All property management fees and leasing fees are being paid currently. In February 1995, the Partnership paid $10,000,000 of previously deferred property management and leasing fees to an affiliate of the General Partner.

     As more fully discussed in Note 3(c), the Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of December 31, 1995, these obligations bore interest at 5.83% per annum and cumulative interest accrued on these obligations was $171,989.

     The affiliated joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined) of Copley Place. Through December 31, 1995, the affiliated joint venture partner has loaned approximately $13,398,000 at an interest rate based on its line of credit, which bears interest at a floating rate (averaging 7.83% per annum at December 31, 1995). During 1995, approximately $1,318,000 of interest accrued on these loans, and the joint venture paid approximately $1,518,000 of accrued interest (including a portion accrued from a prior year) on these loans. (See Note 3(b)).

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.



(10)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for JMB/NYC and its unconsolidated ventures (note 3(c)) as of and for the years ended December 31, 1995 and 1994 are as follows:

                                1995            1994
                            -------------  -------------

Current assets . . . . . . $   13,898,980     44,191,548
Current liabilities (includes
  $902,603,491 and $913,398,422
  of current portion of long-
  term debt at December 31,
  1995 and December 31, 1994,
  respectively). . . . . .   (930,523,456)  (941,725,934)
                            -------------  -------------
    Working capital (deficit)(916,624,476)  (897,534,386)
                            -------------  -------------


                                1995            1994
                            -------------  -------------

Investment property, net .    649,606,970    718,682,403
Accrued rent receivable. .     52,194,637     51,254,978
Deferred expenses. . . . .     18,168,925     11,698,403
Other liabilities. . . . .    (85,039,094)  (149,171,447)
Venture partners' deficit.    207,040,770    186,256,073
                            -------------  -------------
    Partnership's capital
      (deficit). . . . . .  $ (74,652,268)   (78,813,976)
                            =============  =============
Represented by:
  Invested capital . . . .  $  43,728,411     43,728,411
  Cumulative net losses. .   (109,006,930)  (113,168,638)
  Cumulative cash
    distributions. . . . .     (9,373,749)    (9,373,749)
                            -------------  -------------
                            $ (74,652,268)   (78,813,976)
                            =============  =============
Total income . . . . . . .  $ 163,838,267    147,761,499
                            =============  =============
Expenses applicable to
  operating loss . . . . .  $ 180,511,256    183,850,523
                            =============  =============
Net loss . . . . . . . . .  $ (16,672,989)    36,089,024
                            =============  =============


     Total income and net loss for the year ended December 31, 1995 includes a loss on sale of investment property of $38,214,703, offset by an extraordinary gain on forgiveness of indebtedness of $62,529,627 related to the sale of the 2 Broadway building in September 1995. (Reference is made to note 3(c)).

     Also, for the year ended December 31, 1993, total income was $168,002,257, expenses applicable to operating loss were $411,977,853 and the net loss was $243,975,596 for JMB/NYC and the unconsolidated ventures.




                                                                            SCHEDULE III
                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         DECEMBER 31, 1995

                                                  COSTS
                                               CAPITALIZED
                         INITIAL COST TO      SUBSEQUENT TO  GROSS AMOUNT AT WHICH CARRIED
                         PARTNERSHIP (a)       ACQUISITION       AT CLOSE OF PERIOD (b)
                     ---------------------------------------------------------------------------
                       LAND AND    BUILDINGS      LAND        LAND AND   BUILDINGS
                       LEASEHOLD     AND      BUILDINGS AND  LEASEHOLD      AND
DESCRIPTIONENCUMBRANCE INTEREST   IMPROVEMENTS IMPROVEMENTS   INTEREST  IMPROVEMENTSTOTAL(g)
- --------------------------------- -------------------------- ---------- ----------------------
APARTMENT
 BUILDINGS:
Tampa,
 Florida(d).$  7,042,1401,092,010    7,408,618      433,123   1,092,010    7,841,7418,933,751
Jacksonville,
 Florida(d).10,687,762  1,905,940    9,664,038      288,853   1,815,262   10,043,56911,858,831
OFFICE
 BUILDINGS:
Knoxville,
 Tennessee(e)14,900,000    --       28,884,725    4,596,689   1,508,417   31,972,99733,481,414



                                                  COSTS
                                               CAPITALIZED
                         INITIAL COST TO      SUBSEQUENT TO  GROSS AMOUNT AT WHICH CARRIED
                         PARTNERSHIP (a)       ACQUISITION       AT CLOSE OF PERIOD (b)
                     ---------------------------------------------------------------------------
                       LAND AND    BUILDINGS      LAND        LAND AND   BUILDINGS
                       LEASEHOLD     AND      BUILDINGS AND  LEASEHOLD      AND
DESCRIPTIONENCUMBRANCE INTEREST   IMPROVEMENTS IMPROVEMENTS   INTEREST  IMPROVEMENTSTOTAL(g)
- --------------------------------- -------------------------- ---------- ----------------------

Dallas,
 Texas(d). .40,158,558  7,902,979   35,029,347  (4,632,014)   6,198,484   32,101,82838,300,312
Southfield,
 Michigan(f)    --      1,715,373       --      (1,577,575)     139,126       --      139,126
SHOPPING
 CENTERS:
Long Beach,
 California.34,899,699  3,801,066   42,765,277  (2,746,934)   3,376,877   40,442,53243,819,409
Aurora,
 Colorado. . 5,601,708  2,035,721    6,674,891     199,924    2,035,721    6,874,8168,910,537
MULTI-USE
 COMPLEX:
Boston,
 Massachu-
 setts
 (c)(d). . .308,679,751 4,769,913  271,584,219  11,426,622    4,769,913  283,009,512287,779,425
          ------------ ----------  -----------------------  -----------  ----------------------

     Total .$421,969,61823,223,002 402,011,115   7,988,688   20,935,810  412,286,995433,222,805
          ============ ==========  =======================  ===========  ======================


                                                                  SCHEDULE III - CONTINUED
                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         DECEMBER 31, 1995

                                                                   LIFE ON WHICH
                                                                   DEPRECIATION
                                                                    IN LATEST
                                                                   STATEMENT OF       1995
                       ACCUMULATED           DATE OF      DATE      OPERATION     REAL ESTATE
DESCRIPTION           DEPRECIATION(h)     CONSTRUCTION  ACQUIRED   IS COMPUTED       TAXES
- -----------          ----------------     ------------ -------------------------  -----------
APARTMENT BUILDINGS:
 Tampa, Florida(d) . .      3,370,861         1984       12/16/83     5-30 years      207,021
 Jacksonville, Florida(d)   3,895,626         1985        10/9/84     5-30 years      197,934
OFFICE BUILDINGS:
 Knoxville, Tennessee(e)   12,315,609         1979       10/26/83     5-30 years      544,188
 Dallas, Texas(d). . .     13,350,170         1983        12/1/83     5-30 years      586,527
 Southfield, Michigan(f)       --             1974        3/30/84     5-30 years        2,901
SHOPPING CENTERS:
 Long Beach, California    16,579,880         1982        6/22/83     5-30 years      528,880
 Aurora, Colorado. . .      2,903,908         1982         4/1/83     5-30 years      102,923
MULTI-USE COMPLEX:
 Boston, Massachusetts
  (c)(d) . . . . . . .    110,893,499         1983         9/1/83     5-30 years    5,977,868
                         ------------                                               ---------

     Total . . . . . .   $163,309,553                                               8,148,242
                         ============                                               =========




                                                                  SCHEDULE III - CONTINUED
                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         DECEMBER 31, 1995



- ---------------
Notes:
      (a) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

      (b) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $85,617,312.

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



                                                                  SCHEDULE III - CONTINUED
                          CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         DECEMBER 31, 1995

                                                    1995              1994              1993
                                                -------------     -------------    -------------

(g)  Reconciliation of real estate carrying costs:

     Balance at beginning of period  . . . . .   $429,976,723       474,203,190      627,815,579
     Additions during period . . . . . . . . .      3,246,082         1,796,484        3,188,425
     Reductions during period. . . . . . . . .          --          (46,022,951)    (156,800,814)
                                                 ------------      ------------     ------------

     Balance at end of period. . . . . . . . .   $433,222,805       429,976,723      474,203,190
                                                 ============      ============     ============


(h)  Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . .   $149,525,406       149,914,951      178,425,639
     Depreciation expense. . . . . . . . . . .     13,784,147        13,753,198       18,343,123
     Reductions during period. . . . . . . . .          --          (14,142,743)     (46,853,811)
                                                 ------------      ------------     ------------

     Balance at end of period. . . . . . . . .   $163,309,553       149,525,406      149,914,951
                                                 ============      ============     ============













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

     As discussed in Note 3 of the Partnership's notes to the consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, beginning July 1, 1993, JMB/NYC was in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The disputed interest aggregated $48,472,000, $52,550,000 and $20,521,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and has not been included in mortgage and other interest in the accompanying combined financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC. However, as discussed in Note 3, there are no assurances that the Agreement will be finalized and become effective. The ultimate outcome of this uncertainty cannot presently be determined.

     The accompanying combined financial statements and financial statement schedule have been prepared assuming that JMB/NYC and unconsolidated ventures will continue as going concerns. As discussed in Note 3 of the Partnership's notes to consolidated financial statements, incorporated by reference in Note 2 of the combined financial statements, the holder of the first mortgage loan alleged certain defaults under the loan agreements. Also, commencing in January 1996, the real estate ventures ceased making
monthly debt service payments on the first mortgage loan.   Further,
JMB/NYC and the unaffiliated venture partners in the real estate ventures





                                               (Continued)


have agreed to file, for each of the real estate joint ventures, a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings with respect to the 2 Broadway ventures occurred in June of 1995 with the remaining filings expected to occur in 1996. These circumstances raise substantial doubt about JMB/NYC and unconsolidated ventures' ability to continue as going concerns. The General Partners' plans in regard to these matters are also described in
Note 3 of the Partnership's notes to the consolidated financial statements.

The combined financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

     Because of the significance of the uncertainties discussed in the preceding two paragraphs, we are unable to express, and we do not express, an opinion on the accompanying combined financial statements and financial statement schedule.








                              KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                                    COMBINED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994


                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash (including amounts held by property managers) . . . .   $    647,722      1,529,078
  Restricted funds (note 1). . . . . . . . . . . . . . . . .      9,356,055     23,929,599
  Rents and other receivables (net of allowance for doubtful
    accounts of $9,455,898 for 1995 and $8,167,305 for 1994       2,378,248      3,234,487
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        977,891     13,918,412
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .        492,957      1,425,723
  Tenant notes receivable. . . . . . . . . . . . . . . . . .         46,107        154,249
  Due from the O&Y affiliates (net of allowance for uncollectibility of $15,417,785 at December 31, 1995 and $13,608,787
    at December 31, 1994) (note 1) . . . . . . . . . . . . .          --             --
                                                             -------------- --------------

          Total current assets . . . . . . . . . . . . . . .     13,898,980     44,191,548
                                                             -------------- --------------

Investment properties, at cost (notes 1, 2 and 3) -- Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .    163,939,715    168,798,314
  Buildings and improvements . . . . . . . . . . . . . . . .    799,898,096    956,574,507
                                                             -------------- --------------

                                                                963,837,811  1,125,372,821
  Less accumulated depreciation. . . . . . . . . . . . . . .    314,230,841    406,690,418
                                                             -------------- --------------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . .    649,606,970    718,682,403
                                                             -------------- --------------

Accrued rents receivable (note 1). . . . . . . . . . . . . .     52,194,637     51,254,978
Deferred expenses (note 1) . . . . . . . . . . . . . . . . .     18,168,925     11,698,403
                                                             -------------- --------------

                                                             $  733,869,512    825,827,332
                                                             ============== ==============


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                              COMBINED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1995           1994
                                                             -------------- --------------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . $  902,603,491    913,398,422
  Accounts payable and accrued expenses. . . . . . . . . . .      5,980,842      4,666,201
  Tenant allowances payable. . . . . . . . . . . . . . . . .          --         2,809,707
  Accrued interest . . . . . . . . . . . . . . . . . . . . .      5,341,844      5,557,267
  Unearned rent (note 4) . . . . . . . . . . . . . . . . . .     16,597,279     13,724,100
  Interest payable to the O&Y affiliates . . . . . . . . . .          --         1,570,237
                                                             -------------- --------------
          Total current liabilities. . . . . . . . . . . . .    930,523,456    941,725,934
Unearned rent (note 4) . . . . . . . . . . . . . . . . . . .      4,109,000     19,704,669
Notes payable (note 5) . . . . . . . . . . . . . . . . . . .     33,272,592     34,158,225
Deferred interest payable (note 5) . . . . . . . . . . . . .     47,164,545     93,853,559
Tenant security deposits . . . . . . . . . . . . . . . . . .        492,957      1,454,994
                                                             -------------- --------------
Commitments and contingencies (notes 1 and 2)

          Total liabilities. . . . . . . . . . . . . . . . .  1,015,562,550  1,090,897,381
Partners' capital accounts (deficits) (note 2):
  Carlyle-XIII:
    Capital contributions. . . . . . . . . . . . . . . . . .     43,728,411     43,728,411
    Cumulative net losses. . . . . . . . . . . . . . . . . .   (109,006,930)  (113,168,638)
    Cumulative cash distributions. . . . . . . . . . . . . .     (9,373,749)    (9,373,749)
                                                             -------------- --------------
                                                                (74,652,268)   (78,813,976)
                                                             -------------- --------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . .    608,901,666    608,851,666
    Cumulative net losses. . . . . . . . . . . . . . . . . .   (734,057,686)  (713,222,989)
    Cumulative cash distributions. . . . . . . . . . . . . .    (81,884,750)   (81,884,750)
                                                             -------------- --------------
                                                               (207,040,770)  (186,256,073)
                                                             -------------- --------------
          Total partners' capital accounts (deficit) . . . .   (281,693,038)  (265,070,049)
                                                             -------------- --------------

                                                             $  733,869,512    825,827,332
                                                             ============== ==============

                   See accompanying notes to combined financial statements.


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                               COMBINED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
 Rental income . . . . . . . . . . . . . . .   $138,537,668    147,628,786    167,820,507
 Interest income . . . . . . . . . . . . . .        985,675        132,713        181,750
                                               ------------   ------------   ------------
                                                139,523,343    147,761,499    168,002,257
                                               ------------   ------------   ------------
Expenses:
 Mortgage and other interest (note 3). . . .     82,954,551     80,871,590     86,030,245
 Depreciation. . . . . . . . . . . . . . . .     29,564,205     30,374,278     39,102,045
 Property operating expenses . . . . . . . .     56,703,039     62,583,682     66,232,722
 Professional services . . . . . . . . . . .      4,404,763      2,491,222      2,314,088
 Amortization of deferred expenses . . . . .      2,321,990      2,257,477      2,173,860
 Provision for value impairment (note 1) . .          --             --       192,627,560
 Provision for doubtful accounts (note 2). .      4,562,708      5,272,274     23,497,333
                                               ------------   ------------   ------------
                                                180,511,256    183,850,523    411,977,853
                                               ------------   ------------   ------------

          Net operating loss . . . . . . . .    (40,987,913)   (36,089,024)  (243,975,596)

Loss on sale of investment property (note 2)    (38,214,703)         --             --
                                               ------------   ------------   ------------

          Loss before extraordinary item . .    (79,202,616)   (36,089,024)  (243,975,596)

Extraordinary gain on forgiveness of indebtedness
  (note 2) . . . . . . . . . . . . . . . . .     62,529,627          --             --
                                               ------------   ------------   ------------

          Net loss . . . . . . . . . . . . .   $(16,672,989)   (36,089,024)  (243,975,596)
                                               ============   ============   ============





                   See accompanying notes to combined financial statements.


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                  COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                            CARLYLE REAL
                                                           ESTATE LIMITED         VENTURE
                                                          PARTNERSHIP-XIII       PARTNERS
                                                          -----------------   ---------------

Balance at December 31, 1992 . . . . . . . . . . . . .        $(50,385,319)        70,045,641

Capital contributions. . . . . . . . . . . . . . . . .               5,000          1,116,010
Net loss . . . . . . . . . . . . . . . . . . . . . . .         (22,166,989)      (221,808,607)
Cash distributions . . . . . . . . . . . . . . . . . .               --            (6,257,237)
                                                              ------------       ------------

Balance at December 31, 1993 . . . . . . . . . . . . .         (72,547,308)      (156,904,193)

Capital contributions. . . . . . . . . . . . . . . . .               --               470,476
Net loss . . . . . . . . . . . . . . . . . . . . . . .          (6,266,668)       (29,822,356)
                                                              ------------       ------------

Balance at December 31, 1994 . . . . . . . . . . . . .         (78,813,976)      (186,256,073)

Capital contributions. . . . . . . . . . . . . . . . .               --                50,000
Operating loss . . . . . . . . . . . . . . . . . . . .          (6,794,224)       (34,193,689)
Loss on sale of investment property. . . . . . . . . .          (4,676,475)       (33,538,228)
Extraordinary gain on forgiveness of indebtedness. . .          15,632,407         46,897,220
                                                              ------------       ------------

Balance at December 31, 1995 . . . . . . . . . . . . .        $(74,652,268)      (207,040,770)
                                                              ============       ============









                    See accompanying notes to combined financial statements


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                               COMBINED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . .   $(16,672,989)   (36,089,024)  (243,975,596)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . .     29,564,205     30,374,278     39,102,045
    Amortization of deferred expenses. . . .      2,321,990      2,257,477      2,173,860
    Write-off tenant allowances payable. . .          --        (1,337,328)         --
    Provision for value impairment . . . . .          --             --       192,627,560
    Provision for doubtful accounts. . . . .      4,562,708      5,272,274     23,497,333
    Loss on sale of investment property. . .     38,214,703          --             --
    Extraordinary gain on forgiveness of
      indebtedness . . . . . . . . . . . . .    (62,529,627)         --             --
  Changes in:
    Rents and other receivables. . . . . . .        856,239     (3,858,448)    (4,583,255)
    Prepaid expenses . . . . . . . . . . . .     12,893,726    (13,461,314)      (203,064)
    Escrow deposits. . . . . . . . . . . . .        932,766         82,320        (24,494)
    Tenant notes receivable. . . . . . . . .        108,142         85,196        238,882
    Accrued rents receivable . . . . . . . .     (1,615,968)      (885,365)       (24,448)
    Interest payable to the O&Y affiliates .     (1,570,237)    (3,000,000)     4,570,237
    Accounts payable and other accrued expenses   1,428,266      1,173,792     (1,296,990)
    Accrued interest . . . . . . . . . . . .       (215,423)       172,860        (50,248)
    Unearned rent. . . . . . . . . . . . . .    (12,718,177)    31,449,394         97,864
    Deferred interest payable. . . . . . . .     14,954,980     15,248,036     13,431,777
    Tenant security deposits . . . . . . . .       (962,037)      (162,518)       133,963
                                               ------------   ------------   ------------

         Net cash provided by
           operating activities. . . . . . .      9,553,267     27,321,630     25,715,426
                                               ------------   ------------   ------------
Cash flows from investing activities:
  Restricted funds . . . . . . . . . . . . .     14,573,544    (12,291,341)   (11,638,258)
  Additions to investment properties,
    net of tenant allowances payable . . . .    (21,981,262)      (646,124)    (1,785,586)
  Cash proceeds from sale of investment
    property . . . . . . . . . . . . . . . .     18,175,965          --             --
  Payment of deferred expenses . . . . . . .     (8,648,941)    (2,859,836)    (1,394,358)
                                               ------------   ------------   ------------
         Net cash provided by (used in)
           investing activities. . . . . . .      2,119,306    (15,797,301)   (14,818,202)
                                               ------------   ------------   ------------


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                         COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                   1995           1994           1993
                                               ------------   ------------   ------------

Cash flows from financing activities:
  Capital contributions. . . . . . . . . . .         50,000        470,476      1,121,010
  Advances to the O&Y affiliates . . . . . .     (1,808,998)    (1,662,503)    (1,176,224)
  Principal payments on long-term debt . . .    (10,794,931)    (9,642,776)    (8,613,592)
  Distributions to partners. . . . . . . . .          --             --        (6,257,237)
                                               ------------   ------------   ------------

         Net cash used in
           financing activities. . . . . . .    (12,553,929)   (10,834,803)   (14,926,043)
                                               ------------   ------------   ------------

         Net increase (decrease) in cash . .       (881,356)       689,526     (4,028,819)

         Cash and cash equivalents,
           beginning of year . . . . . . . .      1,529,078        839,552      4,868,371
                                               ------------   ------------   ------------
         Cash and cash equivalents,
           end of year . . . . . . . . . . .   $    647,722      1,529,078        839,552
                                               ============   ============   ============

Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest  $ 69,785,231     68,450,694     68,078,479
                                               ============   ============   ============
    Non-cash investing and financing activities:
        Retirement of investment property. .   $      --             --         1,896,898
                                               ============   ============   ============












                   See accompanying notes to combined financial statements.


              JMB/NYC OFFICE BUILDING ASSOCIATES
                  AND UNCONSOLIDATED VENTURES

            NOTES TO COMBINED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. The entities included in the combined financial statements are as follows:

  JMB/NYC Office Building Associates, L.P. ("JMB/NYC") (a)
  - 237 Park Avenue Associates, L.L.C. (b)
  - 1290 Associates, L.L.C. (b)
  - 2 Broadway Associates and
      2 Broadway Land Company (b)(c)

(a) The Partnership owns an indirect ownership interest in this unconsolidated venture through Carlyle-XIII Associates, L.P.

(b) The Partnership owns an indirect ownership interest in these joint ventures through JMB/NYC, an unconsolidated venture.

(c) The property owned by these ventures was sold in September 1995. Reference is made to Note 3(c) of the Partnership filed with this annual report.

     JMB/NYC holds (through joint ventures) an equity investment portfolio of commercial real estate in the city of New York, New York. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate.

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

     The preparation of financial statements in accordance with GAAP requires the Combined Ventures to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Combined Ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement.



     In conjunction with the negotiations with representatives of the first mortgage lender regarding a loan restructure, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate-interest bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Such reserved amounts of approximately $9,356,000 and $23,930,000, in the aggregate, at December 31, 1995 and 1994, respectively, are classified as restricted funds in the accompanying combined balance sheet.

     Provisions for value impairment (as discussed more fully in Note 2 of the Partnership's financial statements filed with this annual report) are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     As more fully discussed in Note 3(c) of Carlyle-XIII's financial statements filed with this annual report, due to the agreement for sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, (the property was sold in September
1995) the 2 Broadway venture has made a provision for value impairment on such investment property of $192,627,560 during 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including related accrued interest.

     Amounts due from the Olympia & York affiliates aggregated $15,417,785 and $13,608,787, respectively at December 31, 1995 and 1994. Due to the financial difficulties of O & Y and its affiliates, as more fully discussed in Note 3(c) of Carlyle XIII filed with this annual report, and the resulting uncertainty of collectibility of these amounts from the Olympia & York affiliates, JMB/NYC has recorded a provision for doubtful accounts for the full receivable amount, $15,417,785 and $13,608,787 at December 31, 1995 and 1994, respectively, which is reflected in the accompanying combined financial statements.

      Due to the uncertainty of collectibility of amounts due from certain tenants at the Three Joint Venture investment properties, a provision for doubtful accounts of $2,753,710, $3,609,771 and $11,551,049 at December 31,
1995, 1994 and 1993, respectively, is reflected in the accompanying combined financial statements.

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

     Although certain leases of the Three Joint Ventures' investment properties provide for tenant occupancy during periods for which no rent is due, the ventures accrue prorated rental income for the full period of occupancy. In addition, although certain leases provide for step increases in rent during the lease term, the ventures recognize the total rent due on a straight-line basis over the entire lease. Such amounts are reflected in accrued rents receivable in the accompanying combined balance sheets. Straight-line rental income was $1,615,968, $885,365 and $24,448 for the years ended December 31, 1995, 1994 and 1993, respectively.



     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. An affiliate of the joint venture partners perform certain maintenance and repair work and construction of certain tenant improvements at the investment properties.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Combined Ventures believe the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. SFAS 107 states that quoted market prices are the best evidence of the SFAS 107 value of financial instruments, even for instruments traded only in thin markets. The first mortgage loan is evidenced by certain bonds which are traded in extremely thin markets. As of December 31, 1995 and through the date of this report, a limited number of bonds have been sold and purchased in transactions arranged by brokers for amounts ranging from approximately $.66 to $.68 on the dollar. Assuming a rate of $.66 on the dollar, the implied SFAS 107 value of the bonds (with an aggregate carrying balance of $902,603,491, in the accompanying combined financial statements) would be approximately $596,000,000. Due to the significant discount at which the bonds are currently trading, the SFAS 107 value of the promissory notes payable and related deferred interest (aggregating $80,437,137) which are effectively subordinated to the repayment of the bonds, would be at a discount significantly greater than that at which the bonds are currently traded. Due to, among other things, the likely inability to obtain comparable financing under current market conditions and other property specific competitive conditions, and the unresolved issues with the venture partners as well as the alleged defaults on the first mortgage loan, the Combined Ventures would likely be unable to refinance these properties to obtain such calculated debt amounts reported (see notes 3 and 5). The Combined Ventures have no other significant financial instruments.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements is contained in Note 3(c) of Notes to Financial Statements filed with this annual report. Such note is incorporated herein by reference.


(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                       1995        1994
                                   ------------------------
First mortgage loan bearing interest
 at the short-term U.S. Treasury
 obligation note rate plus 1-3/4%
 with a minimum rate on the loan of
 7% per annum; allocated among and
 cross-collaterally secured by
 the 237 Park Avenue Building,
 and the 1290 Avenue of the
 Americas Building; payments of
 principal and interest based
 upon a 30-year amortization
 schedule are due monthly; however,


                                       1995        1994
                                   ------------------------
 commencing on a date six months
 following the attainment of a
 certain level of annualized cash
 flow, any interest in excess of
 12% per annum may be accrued,
 to the extent that monthly cash
 flow is insufficient to pay the
 full monthly debt service, by
 adding such deferred amount to
 the outstanding balance of the
 loan; the loan is in alleged
 default at December 31, 1994 and
 1995 (Reference is made to
 Note 3(c) of Notes to Carlyle
 Real Estate Limited Partner-
 ship-XIII Financial Statements
 filed with this annual report as
 to the calculation of interest
 rate with reference to this
 first mortgage loan); the stated
 maturity of principal (of
 $857,784,000) and accrued interest
 is March 1999 . . . . . . . . . . $902,603,491 913,398,422

  Less current portion of
    long-term debt . . . . . . . .  902,603,491 913,398,422
                                   ------------ -----------
          Total long-term debt . . $      --          --
                                   ============ ===========

     The allocation of the first mortgage loan among the joint ventures (which is non-recourse to the joint ventures) is as follows:

                                       1995        1994
                                   ------------------------

    237 Park Avenue Associates . . $360,961,491 365,278,508
    1290 Avenue Associates . . . .  541,642,000 548,119,914
                                   ------------------------
                                   $902,603,491 913,398,422
                                   ========================

     No amounts have been allocated to 2 Broadway Land Company or 2 Broadway Associates pursuant to the Agreement as more fully discussed in
Note 3(c) of the Partnership's financial statements filed with this annual report.


(4)  LEASES

     At December 31, 1995, the properties in the combined group consisted of two office buildings. All leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 17 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. Affiliates of the joint venture partners have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.


     During the fourth quarter of 1994, the 1290 Associates venture negotiated an amendment with a tenant at 1290 Avenue of the Americas, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the buildings leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (a tenant at 1290 Avenue of the Americas, which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from John Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space. JMB/NYC is amortizing the Deutsche Bank and John Blair lease termination fees over the remaining terms of the amended lease and leases with former subtenants, respectively.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                 1996. . . . . . .$  101,790,528
                 1997. . . . . . . 105,623,514
                 1998. . . . . . . 101,134,583
                 1999. . . . . . .  91,277,743
                 2000. . . . . . .  88,562,774
                 Thereafter. . . . 562,345,204
                                --------------
                                $1,050,734,346
                                ==============


(5)  NOTES PAYABLE

     Notes payable consist of the following at December 31, 1995 and 1994:

                                       1995         1994
                                   ------------ -----------
Promissory notes payable to an
 affiliate of the unaffiliated
 venture partners in the Three
 Joint Ventures, bearing interest
 at 12.75% per annum; cross-
 collaterally secured by JMB/NYC's
 interest in the Three Joint Ventures,
 one of which is additionally secured
 by $19,000,000 of distributable
 proceeds from two of the Three
 Joint Ventures; interest accrues
 and is deferred, compounded monthly,
 until December 31, 1991; monthly
 payments of accrued interest,
 based upon the level of distributions


                                       1995         1994
                                   ------------ -----------
 to JMB/NYC, thereafter until maturity;
 principal and accrued interest due
 March 20, 1999.  Accrued deferred
 interest of $47,164,545 and $93,853,559
 is outstanding at December 31, 1995
 and 1994, respectively. . . . . .  $33,272,592  34,158,225
                                    -----------  ----------
     Less current portion
       of notes payable. . . . . .       --          --
                                    -----------  ----------

     Long-term notes payable . . .  $33,272,592  34,158,225
                                    ===========  ==========

     The allocation of the promissory notes and related deferred interest among the joint ventures is as follows:

                                        1995        1994
                                    ----------- -----------

     237 Park Avenue Associates. .  $19,205,193  16,917,580
     1290 Associates . . . . . . .   41,515,672  36,570,561
     237 Park Avenue Associates
       and 1290 Associates
       (note 2). . . . . . . . . .   19,716,272      --
     2 Broadway Land Company . . .       --       3,266,254
     2 Broadway Associates . . . .       --      71,257,389
                                    ----------- -----------

                                    $80,437,137 128,011,784
                                    =========== ===========




                                                                                 SCHEDULE III
                                JMB/NYC OFFICE BUILDING ASSOCIATES
                                    AND UNCONSOLIDATED VENTURES
                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         DECEMBER 31, 1995


                                                   COSTS
                                                CAPITALIZED
                          INITIAL COST TO      SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                     UNCONSOLIDATED VENTURES(A)TO ACQUISITION        AT CLOSE OF PERIOD (B)
                     --------------------------------------------------------------------------------
                                    BUILDINGS                            BUILDINGS
                                      AND      BUILDINGS AND                AND
DESCRIPTIONENCUMBRANCE(C) LAND     IMPROVEMENTS IMPROVEMENTS     LAND   IMPROVEMENTS     TOTAL (E)
- ------------------------------------------------------------------------------------    ----------
OFFICE
 BUILDINGS:
New York,
 New York
 (237 Park
 Avenue) . .$360,961,49179,653,996  226,634,894    1,312,776  79,653,996 227,947,670   307,601,666
New York,
 New York
 (1290 Avenue
 of the
 Americas) .541,642,000 90,952,993  556,434,718    8,848,434  84,285,719 571,950,426   656,236,145
           -----------------------  -----------   ---------- ----------- -----------   -----------

   Total . .$902,603,491170,606,989 783,069,612   10,161,210 163,939,715 799,898,096   963,837,811
           =======================  ===========   ========== =========== ===========   ===========


                                                                     SCHEDULE III - CONTINUED
                                JMB/NYC OFFICE BUILDING ASSOCIATES
                                    AND UNCONSOLIDATED VENTURES

                            SUPPLEMENTARY INCOME STATEMENT INFORMATION

                           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                    LIFE ON WHICH
                                                                    DEPRECIATION
                                                                     IN LATEST
                                                                    STATEMENT OF        1995
                     ACCUMULATED            DATE OF       DATE       OPERATION      REAL ESTATE
DESCRIPTION         DEPRECIATION(F)      CONSTRUCTION   ACQUIRED    IS COMPUTED        TAXES
- -----------        ----------------      ------------  ---------- ---------------   -----------
OFFICE BUILDINGS:
 New York, New York
  (237 Park Avenue).   $ 86,212,869          1981         8/14/84      5-30 years     9,250,111
 New York, New York
  (1290 Avenue of
  the Americas). . .    228,017,972          1963         7/27/84      5-30 years    19,058,789
                       ------------                                                  ----------
    Total. . . . . .   $314,230,841                                                  28,308,900
                       ============                                                  ==========


- -----------------
Notes:
    (A)  The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
    (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was
$1,004,958,700.
    (C)  Reference is made to Note 5 of Combined Financial Statements for the current outstanding principal balances and a description of the notes payable secured by JMB/NYC's interests in the Three Joint Ventures which are not included in the amounts stated above.
    (D)  Includes provision for value impairment at 1290 Avenue of the Americas of $50,446,010 recorded September
30, 1992.



                                                                     SCHEDULE III - CONTINUED
                                JMB/NYC OFFICE BUILDING ASSOCIATES
                                    AND UNCONSOLIDATED VENTURES

                            SUPPLEMENTARY INCOME STATEMENT INFORMATION

                           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


     (E)  Reconciliation of real estate owned:
                                                    1995              1994              1993
                                               --------------    --------------    -------------

     Balance at beginning of period. . . . . . $1,125,372,821     1,122,949,035    1,316,389,393
     Additions during period . . . . . . . . .     19,221,555         2,423,786          601,043
     Provision for value impairment. . . . . .          --                --        (192,144,503)
     Sales/retirements during period . . . . .   (180,756,565)            --          (1,896,898)
                                               --------------     -------------    -------------
     Balance at end of period. . . . . . . . . $  963,837,811     1,125,372,821    1,122,949,035
                                               ==============     =============    =============


     (F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . . $  406,690,418       376,316,140      339,110,993
     Depreciation expense. . . . . . . . . . .     29,564,205        30,374,278       39,102,045
     Sales/retirements during period . . . . .   (122,023,782)            --          (1,896,898)
                                               --------------     -------------    -------------

     Balance at end of period. . . . . . . . .  $ 314,230,841       406,690,418      376,316,140
                                               ==============     =============    =============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 1995 and 1994.


                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates-XIII, L.P., the Associate General Partner, and elected to continue the business of Realty Associates-XIII, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

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

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner of the Partnership are as follows:



                                                  SERVED IN
NAME                   OFFICE                     OFFICE SINCE
- ----                   ------                     ------------

Judd D. Malkin         Chairman                   5/03/71
                       Director                   5/03/71
                       Chief Financial Officer    2/22/96
Neil G. Bluhm          President                  5/03/71
                       Director                   5/03/71
Burton E. Glazov       Director                   7/01/71
Stuart C. Nathan       Executive Vice President   5/08/79
                       Director                   3/14/73
A. Lee Sacks           Director                   5/09/88
John G. Schreiber      Director                   3/14/73
H. Rigel Barber        Chief Executive Officer    8/01/93
                       Executive Vice President   1/02/87
Glenn E. Emig          Executive Vice President   1/01/93
                       Chief Operating Officer    1/01/95
Gary Nickele           Executive Vice President   1/01/92
                       General Counsel            2/27/84
Gailen J. Hull         Senior Vice President      6/01/88
Howard Kogen           Senior Vice President      1/02/86
                       Treasurer                  1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage


Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc. a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an
affiliate of the Blackstone Group, L.P.   Since 1994, Mr. Schreiber has
also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.


     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is made to Notes 5 and 9 for a description of such distributions and allocations. In 1995, the General Partners received distributions of $110,945, and the Corporate General Partner received a management fee. The General Partners received a share of Partnership gains for tax purposes aggregating $8,200 in 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in Note 9. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in
Item 10.

     An affiliate of the Corporate General Partner provided property management services during 1995 for the Long Beach Plaza in Long Beach, California and the Copley Place multi-use complex in Boston, Massachusetts, at various fees calculated based upon the gross income from the properties.

In 1995, such affiliate earned property management and leasing fees amounting to $1,459,783 for such services. As set forth in the Partnership Agreement, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,877,000, approximately $8 per $1,000 interest) at December 31, 1995 has been deferred. All amounts currently payable do not bear interest and are expected to be paid in future periods. All property management fees and leasing fees are being paid currently. In February 1995, the Partnership paid $10,000,000 of previously deferred property management and leasing fees to an affiliate of the General Partner.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1995 aggregating $65,185 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership, all of which was paid at December 31, 1995. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1995, the Corporate General Partner of the Partnership or its affiliates were due reimbursement for such out-of-pocket expenses in the amount of $208,625, of which $91,622 was unpaid at December 31, 1995. The General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 1995 were $74,396, $9,267 and $164,441, respectively, all of which were paid as of December 31, 1995.

     As more fully discussed in Note 3(c), the Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of December 31, 1995, these obligations bore interest at 5.83% per annum and interest accrued on these obligations was $171,989.

     The affiliated joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined) of Copley Place. Through December 31, 1995, the affiliated joint venture partner has loaned approximately $13,398,000 at an interest rate based on its line of credit, which bears interest at a floating rate (averaging 7.83% per annum at December 31, 1995). During 1995, approximately $1,318,000 of interest accrued on these loans, and the joint venture paid approximately $1,518,000 of accrued interest (including a portion accrued from a prior year) on these loans.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:


                      NAME OF                       AMOUNT AND NATURE
                     BENEFICIAL                        OF BENEFICIAL                 PERCENT
TITLE OF CLASS         OWNER                            OWNERSHIP                    OF CLASS
- --------------       ----------                     -----------------                --------
Limited Partnership
 Interests           JMB Realty Corporation         5 Interests directly             Less than 1%

Limited Partnership
 Interests           Corporate General              6.79 Interests directly (1)      Less than 1%
                     Partner, its officers
                     and directors and the
                     Associate General
                     Partner as a group

     (1)  Includes 1.79 Interests owned by officers or their relatives for which an officer has investment and voting power as to such Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

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

                10-E.Agreement dated March 25, 1993 between JMB/NYC and the Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 is hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1992, dated March 30, 1993.

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

                10-R.Proposed Restructure of Two Broadway, 1290 Avenue of the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, copies of which are herein incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

                10-S.Assumption Agreements dated October 14, 1994 made by 237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., copies of which are herein incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

                10-T.Assumption Agreements dated October 14, 1994 made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, copies of which are herein incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

                10-U.Amendment No. 1 to the Agreement of Limited
                     Partnership of Carlyle-XIII Associates, L.P. is hereby incorporated by reference to the Partnership's report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.


                10-V.Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to the Partnership's report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

                10-W.Agreement of Sale between 2 Broadway Associates, L.P. and 2 Broadway Acquisition Corp. dated August 10, 1995, a copy of which is filed herewith.

                10-X.Agreement of Conversion of 1290 Associates into
1290 Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, a copy of which is filed herewith.

                10-Y.Agreement of Conversion of 237 Park Avenue
Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, a copy of which is filed herewith.

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

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



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

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

              By:    JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Senior Vice President
              Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation
                     Corporate General Partner

                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  March 25, 1996

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  March 25, 1996

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  March 25, 1996

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  March 25, 1996


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  March 25, 1996

              By:    A. LEE SACKS*
                     A. Lee Sacks, Director
              Date:  March 25, 1996

              By:    STUART C. NATHAN*
                     Stuart C. Nathan, Executive Vice President
                       and Director
              Date:  March 25, 1996


              *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull, Attorney-in-Fact
              Date:  March 25, 1996


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

4-D. Remodification of mortgage loan documents secured by Copley Place multi-use complex.Yes

10-A.    Acquisition documents related to the
         1001 Fourth Avenue Plaza               Yes

10-B.    Acquisition documents related to the
         Copley Place multi-use complex         Yes

10-C.    Documents related to the sale of Allied
         Automotive Center.                     Yes

10-D.    Documents related to the transferred
         title of Commercial Union Office BuildingYes

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

10-Q.    Documents relating to the sale
         by the Partnership of its interest
         in the Eastridge Apartments             Yes

10-R.    Proposed Restructure of Two Broadway,
         1290 Avenue of the Americas and
         237 Park Avenue, New York, New York
         and Summary of Terms dated October 14,
         1994                                    Yes

10-S.    Assumption Agreements dated October 14,
         1994 made by 237 Park Avenue Associates
         and by 1290 Associates in favor and
         for the benefit of O&Y Equity Company,
         L.P., O&Y NY Building Corp. and JMB/NYC
         Office Building Associates, L.P.        Yes

10-T.    Assumption Agreements dated October 14,
         1994 made by O&Y Equity Company, L.P.,
         and by O&Y NY Building Corp. and by
         JMB/NYC Office Building Associates, L.P.
         in favor and for the benefit of 2 Broadway
         Associates and 2 Broadway Land Company  Yes

10-U.    Amendment No. 1 to Carlyle-XIII
         Associates                              Yes

10-V.    Amendment No. 1 to JMB/NYC Office
         Building Associates, L.P.               Yes

10-W.    Agreement of Sale between 2 Broadway
         Associates, L.P. and 2 Broadway
         Acquisition Corp. dated August 10, 1995  No

10-X.    Agreement of Conversion of 1290
         Associates into 1290 Associates,
         L.L.C. dated October 10, 1995            No

10-Y.    Agreement of Conversion of 237 Park
         Avenue Associates into 237 Park Avenue
         Associates, L.L.C. dated October 10,
         1995                                     No

21.      List of Subsidiaries                     No



        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                   EXHIBIT INDEX - CONTINUED


                                          Document
                                        Incorporated
                                        By Reference    Page
                                        ------------    ----

24.      Powers of Attorney                       No

27.      Financial Data Schedule                  No

- ------------------

     * Previously filed as exhibits to the Partnership's Registration Statement on Form S-11 (as amended) under the Securities Exchange Act of 1933 and the Partnership's prior Reports on Form 8-K and Form 10-K of the Securities Exchange Act of 1934.