Form 10-Q
period 1996-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1996-05-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996         Commission file #0-12791




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



                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    13



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    16

Item 3.    Defaults upon Senior Securities. . . . . . . . . .    16

Item 5.    Other Information. . . . . . . . . . . . . . . . .    17

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    18



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  8,580,139      5,908,236
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .        1,558,797      2,568,329
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,974,091      1,312,240
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        2,924,607      2,963,711
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          289,250        289,250
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,562,127      6,191,089
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       21,889,011     19,232,855
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .       19,310,335     20,935,810
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      401,488,149    412,286,995
                                                                            ------------   ------------
                                                                             420,798,484    433,222,805
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .      166,747,146    163,309,553
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .      254,051,338    269,913,252
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        1,231,962      1,459,879
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,236,044      5,261,096
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          476,228        489,911
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .       12,055,795     11,103,113
                                                                            ------------   ------------
                                                                            $294,940,378    307,460,106
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 39,593,712     39,666,113
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,692,549      2,858,162
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        4,444,423      4,249,390
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          484,672        600,610
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       14,690,184     13,252,892
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,396,709      1,330,231
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       62,302,249     61,957,398
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        2,319,772      1,704,872
Investment in unconsolidated venture, at equity . . . . . . . . . . . .       86,196,546     84,764,207
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .      386,175,034    382,303,505
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      536,993,601    530,729,982

Venture partners' subordinated equity in ventures . . . . . . . . . . .          328,910        329,169
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (22,266,815)   (21,515,491)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                             (23,415,782)   (22,664,458)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (504,232,101)  (486,200,337)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (40,958,417)   (40,958,417)
                                                                            ------------   ------------
                                                                            (218,966,351)  (200,934,587)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .     (242,382,133)  (223,599,045)
                                                                            ------------   ------------
                                                                            $294,940,378    307,460,106
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


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 17,274,800     17,166,544
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          131,245        323,772
                                                                            ------------     ----------
                                                                              17,406,045     17,490,316
                                                                            ------------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .        9,839,788      9,638,571
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,437,593      3,391,079
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        8,666,482      8,197,952
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           98,262         11,884
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .          368,975        309,356
  General and administrative. . . . . . . . . . . . . . . . . . . . . .          233,218        162,635
  Provision for value impairment. . . . . . . . . . . . . . . . . . . .       13,100,000          --
                                                                            ------------     ----------
                                                                              35,744,318     21,711,477
                                                                            ------------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . .      (18,338,273)    (4,221,161)
Partnership's share of gain (loss) from
  operations of unconsolidated ventures . . . . . . . . . . . . . . . .       (1,397,756)    (1,993,758)
Venture partners' share of (earnings) loss
  from ventures' operations . . . . . . . . . . . . . . . . . . . . . .          952,941        266,630
                                                                            ------------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . .     $(18,783,088)    (5,948,289)
                                                                            ============     ==========
        Net earnings (loss) per limited partnership interest:
          Net operating earnings (loss) . . . . . . . . . . . . . . . .     $     (49.25)        (15.60)
                                                                            ============     ==========
        Cash distributions per limited partnership interest . . . . . .     $      --             30.00
                                                                            ============     ==========


                        See accompanying notes to consolidated financial statements.


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(18,783,088)     (5,948,289)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,437,593       3,391,079
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       368,975         309,356
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        35,312          31,337
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,397,756       1,993,758
    Venture partners' share of loss from ventures'
      operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (952,941)       (266,630)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     3,201,184       2,876,031
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .    13,100,000           --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (661,851)        121,131
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .        39,104         980,552
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            229,641
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (371,038)       (720,604)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        13,683           8,486
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,165,613)        556,063
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .       195,033      (9,944,170)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (115,938)        410,390
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,437,292         (99,491)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        66,478        (860,817)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       614,900          64,681
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .     1,856,841      (6,867,496)
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .     1,009,532      18,585,901
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (675,679)     (1,330,741)
  Partnership's distribution from unconsolidated ventures . . . . . . . . .       262,500           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (343,923)       (494,157)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .       252,430      16,761,003
                                                                             ------------     -----------
Cash flows from financing activities:
  Cash distributions to limited partners. . . . . . . . . . . . . . . . . .         --        (10,983,528)
  Cash distributions to general partners. . . . . . . . . . . . . . . . . .         --           (110,945)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (157,279)     (1,771,151)
  Advance from venture partner. . . . . . . . . . . . . . . . . . . . . . .       719,911           --
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .       562,632     (12,865,624)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     2,671,903      (2,972,117)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     5,908,236       9,551,909
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  8,580,139       6,579,792
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  5,147,402       6,757,816
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership or the Partnership's consolidated ventures to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                   1996         1995         1996
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .    $445,410     306,838      2,905,570
Insurance commissions . . . .         242          37          --
Reimbursement (at
 cost) for out-of-
 pocket expenses. . . . . . .       5,618         575          --
                                 --------     -------      ---------
                                 $451,270     307,450      2,905,570
                                 ========     =======      =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,905,570 or approx-imately $8 per $1,000 Interest at March 31, 1996) has been deferred. All property management fees and leasing fees are being paid currently.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the Partnership's investment properties. Such costs were $62,317 for the three months ended March 31, 1996 and $84,931 for the three months ended March 31, 1995, of which $148,570 was unpaid as of March 31, 1996.

     The Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of March 31, 1996, these obligations bore interest at 5.83% per annum and interest accrued on these obligations was $190,283.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC venture for the three months ended March 31, 1996 and 1995 is as follows:

                                              1996             1995
                                          ----------       -----------
  Total income from
    properties
    (unconsolidated). . . . . .           $30,432,917       33,684,436
                                          ===========      ===========
  Operating loss. . . . . . . .           $ 9,734,268       15,839,645
                                          ===========      ===========
  Partnership's share
    of loss . . . . . . . . . .           $ 1,432,339        1,992,031
                                          ===========      ===========


JMB/NYC

     The Corporate General Partner of Partnership believes that the agreement discussed below, although subject to the satisfaction of certain conditions, will in substance be effected (with some changes in the form or structure of such transactions) as to the elimination of any potential funding obligations of the Partnership in the future.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the joint ventures which own or owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway to resolve certain disputes. Certain provisions of the Agreement were immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the joint ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.
A more detailed discussion of these items is contained in the Partnership's 1995 Annual Report.

     As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the property owning joint ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other joint ventures were made in April 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the reorganization plans for the other joint ventures, although such reorganization plans will be subject to the approval of various creditors of the joint ventures and of the Olympia & York affiliates as well as the bankruptcy court and various specifics of the proposed transactions are expected to be changed. Consequently, there is no assurance such transactions in the Agreement will be substantially incorporated or that the transactions contemplated in the Agreement will be finalized. In addition, in connection with such restructuring and reorganizations, it is currently expected that the Partnership and its Affiliated Partners will be required to provide a joint and several guaranty or letter of credit in order to secure their compliance with certain covenants related to the restructuring and reorganizations.

     Even if the restructuring and reorganizations are consummated with the substance of the transactions in the Agreement incorporated, the property owning joint ventures and JMB/NYC will each have a substantial amount of indebtedness. It is not expected that JMB/NYC would receive any distributions from the operations of the 237 Park Avenue or 1290 Avenue of the Americas office buildings. Moreover, if the properties were sold and the property mortgage indebtedness repaid, the purchase money notes (including accrued and deferred interest) payable by JMB/NYC to the Olympia & York affiliates and certain cash distribution preferences in favor of the Olympia & York affiliates must be paid before a portion of any sale proceeds would be distributable to the Partnership. As a result, it is unlikely that the Partnership will receive any significant amount of distributions from JMB/NYC in the future.

     If the restructuring and reorganizations are consummated with the substance of the transactions in the Agreement incorporated, it is expected that the Partnership and the Limited Partners would recognize in 1996 a significant amount of gain for Federal income tax purposes with no corresponding distributable proceeds, but with the recognition of additional gain from the investment in JMB/NYC deferred until the next and succeeding years. In the event that one or more of the transactions in the Agreement are not consummated as part of the restructuring and reorganizations, the Partnership and the Limited Partners may, among other things, recognize in 1996 a substantially greater amount of gain for Federal income tax purposes with no corresponding distributable proceeds and no amount of gain deferred. JMB/NYC would likely then proceed to terminate its affairs.

     ORCHARD ASSOCIATES

     The Partnership's interest in Old Orchard shopping center (through Orchard Associates and Old Orchard Urban Venture ("OOUV") was sold in September 1993.

     Old Orchard Urban Venture still may earn, under certain conditions, up to an additional $3,400,000 (of which Orchard Associates has a 79.1667 interest) based upon certain future earnings of the property (as defined), none of which has been earned or received as of the date of this report.

     COPLEY PLACE

     The joint venture modified the existing first mortgage note effective March 1, 1992. Any cash flow from the property, after all current capital and leasing expenditures, is being escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993, 1994 and 1995, which has been escrowed for future potential leasing requirements as set forth in the current loan modification. At March 31, 1996, such escrowed funds approximated $4,668,000.

     It is not expected that the Partnership will receive any distributions from the operations of the property. Moreover, if the property were sold and the property indebtedness repaid, proceeds to the Partnership would be used to repay the purchase price note and loans for operating deficits payable to an affiliate of the General Partners. As a result, it is unlikely that the Partnership will receive any significant amount of distributions in the future from its interest in Copley Place. However, a sale of the property would result in significant amount of gain for financial reporting and Federal income tax purposes.

     In May 1996, the venture used approximately $945,000 of Copley Place cash reserves to repay a 1996 advance of approximately $720,000 from the affiliated venture partner with the remaining balance applied to accrued interest on the deficit loans.

     In 1996 and 1997, approximately 19% and 7% of the tenant leases expire, respectively. There can be no assurance that the expiring tenant space will be renewed. Approximately 129,000 square feet of space is leased to a tenant with a July 1996 expiration. The joint venture has negotiated an agreement in principle with the tenant to enter into a new lease for a five-year term. Finalization of the agreement is subject to documentation acceptable to both parties. Consequently, there can be no assurance that this lease will be finalized. If the lease is not finalized, the joint venture anticipates an operating shortfall.

     SHERRY LANE PLACE

     All excess cash flow is remitted to the lender as additional debt service on the modified mortgage. During the second quarter of 1996, the Partnership remitted approximately $57,000 to the lender representing excess cash flow generated during the first quarter. The Partnership does not consider this investment to be a source of future liquidity. The joint venture may not decide to commit any significant additional amounts to the property, which may result in the joint venture no longer having an ownership in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     MARSHALL'S AURORA PLAZA

     In February 1996, the Partnership was notified by TJX, the new owner of the Marshall's store, of its intent to sublease or assign its lease as permitted by Marshall's current lease agreement. The Partnership is currently working with TJX to secure another tenant for its 28,000 square foot store and has made a proposal for a replacement tenant. There can be no assurance this transaction will be finalized. The Partnership intends to market the property for sale once the issue with the Marshall's store is resolved. In addition, the Partnership has initiated discussions with the first mortgage lender for a short-term extension of the mortgage loan which is due in November 1996. However, there can be no assurance such extension will be obtained.


     PLAZA TOWER

     In accordance with the terms of the 1995 refinancing of the Plaza Tower Office Building, beginning April 1996, the Partnership is obligated to deposit into escrow $100,000 annually for five years to cover future tenant improvement obligations pursuant to a lease executed with a major tenant. Should the current tenant lease be terminated or amended such that the Partnership's obligation to the tenant is eliminated, such escrowed funds (plus interest earned thereon) would be released to the Partnership.


     CARROLLWOOD APARTMENTS

     In September 1993, the venture refinanced the mortgage loan with an unaffiliated third party. The venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture. As of the date of this report, the escrow account has approximately $123,000 and no amounts have been withdrawn.

     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) of the apartment complex notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The property manager obtained three competitive bids to repair the damage, each of which totalled approximately $1,400,000. In addition, the exterminating company that had been treating the property for several years has been notified of the extensive damage and has agreed to discuss its potential liability regarding the damage. The Partnership is currently exploring its alternatives regarding this issue and will likely pursue its remedies against the exterminating company.

     LONG BEACH PLAZA

     The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza shopping center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $45,317,000 at March 31, 1996 and approximately $44,220,000 at December 31, 1995 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership has decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title is expected to be transferred in late 1996 or 1997. This will result in the Partnership no longer having an ownership interest in such property and will result in future gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     The Partnership recorded a provision for value impairment of $13,100,000 as of January 1, 1996.

     ALLIED AUTOMOTIVE CENTER

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan.

     The Partnership has retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded land. The land may be purchased by the buyer after the environmental clean-up is completed. Recently, the Partnership has been informed that certain regulatory agencies have approved the clean-up of the site and approved the shut down of the clean-up operation. The Partnership is currently awaiting final written approval from the state regulatory agency. The gain associated with this Parcel, approximately $543,000, will be recognized if and when the closing occurs (currently expected to be during 1996). There can be no assurance that the sale of this Parcel will be consummated on these or any other terms.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1995 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     At March 31, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $8,580,000 and short-term investments of approximately $1,559,000. Included in cash and cash equivalents at March 31, 1996 is $6,986,302 of Copley Place venture cash of which approximately $4,100,000 is to be used for payment of a portion of the real estate taxes for the property (of which approximately $2,200,000 was paid on April 1, 1996), approximately $94,000 represents excess cash flow generated by Copley Place related to the fourth quarter of 1995 which was remitted to the lender in May 1996 and approximately $195,000 represents lease termination proceeds which are being amortized and remitted to the lender over the remaining terms of the related original leases (as defined). Remaining amounts are available for working capital requirements and potential leasing and tenant improvement costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $7,266,000 for tenant improvements and other capital expenditures which is a reduction of approximately $2,156,000 from original budget estimates due to expected releasing cost savings at the Copley Place multi-use complex. The Partnership's share of such items in 1996 is currently budgeted to be $4,442,198.

     Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of potential leasing and capital improvement costs at these properties, the Partnership suspended operating cash distributions to the Limited and General Partners effective as of the first quarter of 1992.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of the remaining assets as quickly as practicable. Therefore, it is currently expected that the Partnership will sell or dispose of its remaining investment properties, with the possible exception of the Partnership's interest in 237 Park Avenue and 1290 Avenue of Americas properties no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.

     Although the Partnership expects to distribute sale proceeds from the disposition of certain of the Partnership's remaining investment properties, aggregate distributions of net cash flow and sale and refinancing proceeds received by the Limited Partners over the entire term of the Partnership will be substantially less than half of their original investment. However, in connection with sales or other dispositions (including a transfer of title to a lender) of properties (or interests therein) owned by the Partnership or its ventures, the Limited Partners may be allocated substantial gain for Federal income tax purposes regardless of whether any proceeds are distributable from such sales or other dispositions.

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and short-term investments at March 31, 1996 as compared to December 31, 1995 is primarily due to cash generated from operations at the Copley Place multi-use complex, a portion of which is reserved as discussed above.

     The increase in restricted funds and the corresponding increase in tenant security deposits at March 31, 1996 as compared to December 31, 1995 is due primarily to additional deposits received from a tenant at Copley Place which would be used for tenant improvements if the tenant elects to renew its lease. The tenant's current lease expires July 1996.

     The increase in escrow deposits at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of real estate tax payments and insurance premiums at certain of the Partnership's investment properties.

     The decrease in land and building and improvements at March 31, 1996 as compared to December 31, 1995 is due primarily to the $13,100,000 provision for value impairment recorded for the Long Beach Plaza Shopping Center at January 1, 1996.

     The increase in venture partners' deficits in ventures at March 31, 1996 as compared to December 31, 1995 is due primarily to the allocation to the venture partner of its share of operating losses being incurred at the Copley Place multi-use complex.

     The increase in long-term debt, less current portion, at March 31, 1996 as compared to December 31, 1995 is due to the accrual of long-term deferred interest of approximately $2,292,000 on the Copley Place purchase price note and the accrual of long-term deferred interest of approximately $909,000 on the Copley Place mortgage note.

     The increase in accrued interest at March 31, 1996 as compared to December 31, 1995 is primarily due to the continued suspension of debt service payments on the long-term mortgage loan secured by Long Beach Plaza.

     The decrease in interest income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due primarily to a lower average balance in short-term investments in 1996 as a result of the February 1995 distribution to partners of previous undistributed sales proceeds of $11,094,473 and the February 1995 payment of $10,000,000 for previously deferred property management and leasing fees.

     The increase in property operating expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the increase in real estate taxes (which are partially recoverable from tenants) at the Copley Place multi-use complex.

     The provision for value impairment in the amount of $13,100,000 for the three months ended March 31, 1996 is due to the uncertainty of the Partnership's ability to recover the net carrying value of the Long Beach Plaza Shopping Center from future operations or sale.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the lower interest expense related to the discharge of principal and accrued interest on the 2 Broadway Purchase Notes of $62,529,627 as a result of the sale of 2 Broadway in September 1995.

     The increase in venture partners' share of loss from ventures' operations for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to higher real estate taxes and an increase in property operating expenses, partially offset by higher rental income, related to higher occupancy at the Copley Place multi-use complex in 1996.


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at March 31, 1996 was approximately $45,317,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is expected to be transferred to Teachers or its designee in 1996 or 1997.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes to Consolidated Financial Statements filed with this report for a discussion of the default under the mortgage loan secured by Long Beach Plaza, which discussion is hereby incorporated by reference.

     Reference is made to Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report for a discussion of defaults under, and current attempts to restructure, the mortgage loan currently secured by the 237 Park Avenue and 1290 Avenue of the Americas office buildings which discussions are hereby incorporated by reference. Interest in arrears related to the mortgage loan at March 31, 1996 is approximately $16,026,000.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Marshall's Aurora Plaza
     shopping center
     Aurora (Denver), Colorado. .    94%       94%        92%       92%     95%
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . . . .    99%       99%        97%       96%     96%
 3. Long Beach Plaza
     shopping center
     Long Beach, California . . .    55%       53%        53%       55%     55%
 4. The Glades Apartments
     Jacksonville, Florida. . . .    87%       94%        96%       95%     92%
 5. Sherry Lane Place
     office building
     Dallas, Texas. . . . . . . .    98%       99%        97%       97%     96%
 6. Copley Place
     multi-use complex
     Boston, Massachusetts. . . .    73%       73%        88%       86%     89%
 7. Plaza Tower office building
     Knoxville, Tennessee . . . .    92%       92%        93%       92%     91%
 8. 237 Park Avenue Building
     New York, New York . . . . .    98%       98%        98%       98%     98%
 9. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .    94%       94%        94%       78%     78%




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        3. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus is hereby incorporated by reference to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 30, 1993.

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

        10-W.   Agreement of Sale between 2 Broadway Associates, L.P. and
2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-X.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-Y.   Agreement of Conversion of 237 Park Avenue Associates into
237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12791) dated March 25, 1996.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: May 10, 1996