Form 10-K/A
period 1995-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1996-05-28
CIK 711604

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

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





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:

                               PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 89 to 92



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





Dated:  May 28, 1996





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 1995 and 1994.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired all of the partnership interests in Realty Associates-XIII, L.P., the Associate General Partner, and elected to continue the business of Realty Associates-XIII, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any purchase or sale of real property (or any interest therein) of the Partnership.

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