Form 10-Q
period 1996-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1996-08-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996          Commission file #0-12791




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





                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    13



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    17

Item 3.    Defaults upon Senior Securities. . . . . . . . . .    17

Item 5.    Other Information. . . . . . . . . . . . . . . . .    18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    19






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  9,080,403      5,908,236
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          374,085      2,568,329
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,279,544      1,312,240
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        3,674,493      2,963,711
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           27,440        289,250
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,711,405      6,191,089
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       22,147,370     19,232,855
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .       19,309,005     20,935,810
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      404,156,313    412,286,995
                                                                            ------------   ------------
                                                                             423,465,318    433,222,805
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .      169,801,753    163,309,553
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .      253,663,565    269,913,252
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        1,231,962      1,459,879
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,166,311      5,261,096
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          471,792        489,911
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .       12,936,037     11,103,113
                                                                            ------------   ------------
                                                                            $295,617,037    307,460,106
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 39,522,276     39,666,113
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,657,612      2,858,162
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        4,380,476      4,249,390
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,669,157        600,610
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       14,871,183     13,252,892
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,604,779      1,330,231
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       65,705,483     61,957,398
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        2,337,682      1,704,872
Investment in unconsolidated venture, at equity . . . . . . . . . . . .       87,951,517     84,764,207
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .      388,691,275    382,303,505
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      544,685,957    530,729,982

Venture partners' subordinated equity in ventures . . . . . . . . . . .          328,676        329,169
Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (22,547,433)   (21,515,491)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                             (23,696,400)   (22,664,458)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (510,966,946)  (486,200,337)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (40,958,417)   (40,958,417)
                                                                            ------------   ------------
                                                                            (225,701,196)  (200,934,587)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .     (249,397,596)  (223,599,045)
                                                                            ------------   ------------
                                                                            $295,617,037    307,460,106
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




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996         1995
                                                   -----------    ----------   -----------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $17,099,082    14,545,427    34,373,882    31,711,971
  Interest income . . . . . . . . . . . . . . . .      226,024       120,965       357,269       444,737
                                                   -----------    ----------   -----------   -----------
                                                    17,325,106    14,666,392    34,731,151    32,156,708
                                                   -----------    ----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .   10,026,822     9,703,285    19,866,610    19,341,856
  Depreciation. . . . . . . . . . . . . . . . . .    3,054,607     3,391,078     6,492,200     6,782,157
  Property operating expenses . . . . . . . . . .    9,762,021     9,375,518    18,428,503    17,872,656
  Professional services . . . . . . . . . . . . .       75,956       411,132       174,218       423,016
  Amortization of deferred expenses . . . . . . .      377,314       309,355       746,289       618,711
  General and administrative. . . . . . . . . . .      169,354       216,718       402,572       379,353
  Provision for value impairment. . . . . . . . .        --            --       13,100,000         --
                                                   -----------    ----------   -----------   -----------
                                                    23,466,074    23,407,086    59,210,392    45,417,749
                                                   -----------    ----------   -----------   -----------
        Operating earnings (loss) . . . . . . . .   (6,140,968)   (8,740,694)  (24,479,241)  (13,261,041)
Partnership's share of gain (loss) from
  operations of unconsolidated ventures . . . . .   (1,754,971)   (2,449,856)   (3,152,727)   (4,441,887)
Venture partners' share of (earnings) loss
  from ventures' operations . . . . . . . . . . .      880,476     2,106,920     1,833,417     2,373,550
                                                   -----------    ----------   -----------   -----------
        Net operating earnings (loss) . . . . . .  $(7,015,463)   (9,083,630)  (25,798,551)  (15,329,378)
                                                   ===========    ==========   ===========   ===========
        Net earnings (loss) per
         limited partnership interest:
          Net operating earnings (loss) . . . . .  $    (18.39)       (23.81)       (67.64)       (40.19)
                                                   ===========    ==========   ===========   ===========
        Cash distributions per limited
          partnership interest. . . . . . . . . .  $     --            --            --           (30.00)
                                                   ===========    ==========   ===========   ===========

                        See accompanying notes to consolidated financial statements.




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(25,798,551)    (15,329,378)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,492,200       6,782,157
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       746,289         618,711
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        71,692          63,623
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,152,727       4,441,887
    Venture partners' share of loss from ventures'
      operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,833,417)     (2,373,550)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .     6,489,314       5,830,078
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .    13,100,000           --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (967,304)        283,351
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      (710,782)      2,509,834
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       261,810         318,336
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (520,316)       (373,621)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        18,119          16,972
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       799,450         318,442
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .       131,086     (10,051,364)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,068,547        (442,414)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,618,291       1,416,561
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       274,548        (764,129)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       632,810          64,348
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .     5,026,513      (6,670,156)
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .     2,194,244      16,920,814
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (3,342,513)     (1,534,593)
  Partnership's distribution from unconsolidated ventures . . . . . . . . .       262,500           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (651,504)       (588,616)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .    (1,537,273)     14,797,605
                                                                             ------------     -----------
Cash flows from financing activities:
  Cash distributions to limited partners. . . . . . . . . . . . . . . . . .         --        (10,983,528)
  Cash distributions to general partners. . . . . . . . . . . . . . . . . .         --           (110,945)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (317,073)     (2,967,405)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (317,073)    (14,061,878)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     3,172,167      (5,934,429)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     5,908,236       9,551,909
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  9,080,403       3,617,480
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 10,404,371      12,061,602
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K ( File No. 0-12791) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report on Form 10-K.

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                            June 30,
                                   1996         1995         1996
                               ----------     -------     ----------
Property management
 and leasing fees . . . . . .  $  855,022     501,973      2,852,099
Insurance commissions . . . .      60,249      53,978           --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 properties . . . . . . . . .      94,260     117,326        80,483
                               ----------     -------     ---------
                               $1,009,531     673,277     2,932,582
                               ==========     =======     =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,821,893 or approx-imately $8 per $1,000 Interest at June 30, 1996) has been deferred. All property management fees and leasing fees are being paid currently.

     The Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of June 30, 1996, these obligations bore interest at 4.99% per annum and interest accrued on these obligations was $208,669.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC for the six months ended June 30, 1996 and 1995 is as follows:

                                              1996             1995
                                          -----------       ----------
  Total income from
    properties
    (unconsolidated). . . . . .           $61,184,806       65,462,753
                                          ===========       ==========
  Operating loss. . . . . . . .           $26,246,650       34,965,536
                                          ===========       ==========
  Partnership's share
    of loss . . . . . . . . . .           $ 3,187,310        4,441,887
                                          ===========       ==========


JMB/NYC

     The Corporate General Partner of the Partnership believes that the agreement discussed below, although subject to the satisfaction of certain conditions, will in substance be effected (with some changes in the form or structure of such transactions) as to the elimination (beyond the guaranty or letter of credit described below) of any potential funding obligations of the Partnership in the future.

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

     As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the property owning joint ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other property owning joint ventures were made in April 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the reorganization plans for the other property owning joint ventures, although such reorganization plans will be subject to the approval of various creditors of the property owning joint ventures and of the Olympia & York affiliates as well as the bankruptcy court and various specifics of the proposed transactions are expected to be changed. Consequently, there is no assurance such transactions in the Agreement will be substantially incorporated or that the transactions contemplated in the Agreement will be finalized. In addition, in connection with such restructuring and reorganizations, it is currently expected that the Partnership and its Affiliated Partners will be required to provide a joint and several guaranty or letter of credit in order to secure their compliance with certain covenants related to the restructuring and reorganizations.

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

     In August 1996, OOUV distributed to Orchard Associates $455,000 in proceeds from the partial settlement of operating prorations. As a result, Orchard Associates distributed $227,500 to the Partnership representing its share of such operating prorations.

     COPLEY PLACE

     The joint venture modified the existing first mortgage note effective March 1, 1992. Any cash flow from the property, after all current capital and leasing expenditures, is being escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993, 1994 and 1995, which has been escrowed for future potential leasing requirements as set forth in the current loan modification. At June 30, 1996, such escrowed funds approximated $4,711,000.

     It is not expected that the Partnership will receive any distributions from the operations of the property. Moreover, if the property were sold and the property indebtedness repaid, proceeds to the Partnership would be used to repay the purchase price note and loans for operating deficits payable to an affiliate of the General Partners. If such proceeds were insufficient, the Partnership would remain liable for any unpaid balances. As a result, it is unlikely that the Partnership will receive any significant amount of distributions in the future from its interest in Copley Place. However, a sale or other disposition of the property would result in significant amount of gain to the Partnership for financial reporting and Federal income tax purposes.

     In May 1996, the venture used approximately $945,000 of Copley Place cash reserves to repay a 1996 advance of approximately $720,000 from the affiliated venture partner with the remaining balance applied to accrued interest on the operating deficit loans.

     In 1996 and 1997, leases for approximately 19% and 7% of the tenant space expire, respectively. There can be no assurance that the expiring tenant space will be renewed. Subsequent to the quarter end, the joint venture signed a new five year lease with a tenant whose lease for approximately 129,000 square feet was scheduled to expire in July 1996.

     SHERRY LANE PLACE

     All excess cash flow is remitted to the lender as additional debt service on the modified mortgage. During 1996, the Partnership remitted approximately $113,000 to the lender representing excess cash flow generated through June 1996. The Partnership does not consider this investment to be a source of future liquidity. The joint venture may decide not to commit any significant additional amounts to the property, which may result in the joint venture no longer having an ownership in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     MARSHALL'S AURORA PLAZA

     In February 1996, the Partnership was notified by TJX, the new owner of the Marshall's store, of its intent to sublease or assign its lease as permitted by Marshall's current lease agreement. The Partnership was working with TJX to secure another tenant for its 28,000 square foot store and issued a proposal for a replacement tenant. In May 1996, the Partnership was notified that an agreement in principle was reached between TJX and a national retailer specializing in crafts and hobby supplies, whereby TJX will assign its lease to the national retailer. This transaction will have no adverse financial impact on the property and the new national retailer's store is expected to generate additional traffic to the center. There can be no assurance this transaction will be finalized. The Partnership intends to market the property for sale once the issue with the Marshall's store is resolved. In addition, the Partnership has initiated discussions with the first mortgage lender for a short-term extension of the mortgage loan which is due in November 1996. Although, the Partnership is optimistic, there can be no assurance such extension will be obtained.

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

     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) of the apartment complex notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The property manager obtained three competitive bids to repair the damage, each of which totalled approximately $1,400,000. In addition, the exterminating company that had been treating the property for several years has been notified of the extensive damage and will meet with property management and the venture partners in mid-August to discuss its potential liability regarding the damage. The joint venture is currently exploring its alternatives regarding this issue and if an agreement with the exterminating company cannot be reached whereby the exterminating company will agree to pay for substantially all the damage, the joint venture will likely pursue its remedies against the exterminating company. Accordingly, in June 1996, the Partnership recorded, for financial reporting purposes, a liability and a related receivable for the estimated repair costs and recovery of such repair costs.

     LONG BEACH PLAZA

     The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza shopping center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $45,431,000 at June 30, 1996 and approximately $44,220,000 at December 31, 1995 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership has decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title is expected to be transferred in late 1996 or 1997. This will result in the Partnership no longer having an ownership interest in such property and will result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     The Partnership recorded a provision for value impairment of $13,100,000 as of January 1, 1996.

     THE GLADES APARTMENTS

     The joint venture had commenced marketing the Glades Apartments for sale. In July 1996, the joint venture signed a letter of intent to sell the property to an unaffiliated third party. If consummated, the sale would result in a gain for financial reporting and Federal income tax purposes. The sale is subject to certain contingencies which must be satisfied prior to the proposed closing date in October 1996. There can be no assurances that a sale of the property will be consummated on the terms outlined in the letter of intent or on any other terms. The property was classified as held for sale or disposition as of April 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $571,472 and $552,484 of revenues and $594,663 and $545,705 of operating expenses for the three months ended June 30, 1996 and 1995, respectively. The property had a net carrying value of $7,842,461 and $7,963,205 at June 30, 1996 and December 31, 1995,
respectively.

     ALLIED AUTOMOTIVE CENTER

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan.

     The Partnership has retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded land. The land may be purchased by the buyer after the environmental clean-up is completed. Recently, the Partnership has been informed that certain regulatory agencies have approved the clean-up of the site and approved the shut-down of the clean-up operation. The Partnership is currently awaiting final written approval from the state regulatory agency. The gain associated with this Parcel, approximately $543,000, will be recognized if and when the closing occurs (currently expected to be in late 1996 or early 1997). There can be no assurance that the sale of this Parcel will be consummated on these or any other terms.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1995 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     At June 30, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,080,000. Included in cash and cash equivalents at June 30, 1996 is $6,140,000 of Copley Place venture cash of which approximately $3,800,000 is to be used for payment of a portion of the real estate taxes for the property (of which approximately $1,900,000 was paid in July 1996), approximately $94,000 and $1,775,000 represents excess cash flow generated by Copley Place related to the fourth quarter of 1995 and the first quarter of 1996, respectively, which will be remitted to the lender during the third quarter and approximately $179,000 represents lease termination proceeds which are being amortized and remitted to the lender over the remaining terms of the related original leases (as defined). Remaining amounts are available for working capital requirements and potential leasing, tenant improvement and other costs at certain of the Partnership's other investment properties. The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $7,078,000 for tenant improvements and other capital expenditures which is a reduction of approximately $2,344,000 from original budget estimates due to expected releasing cost savings at the Copley Place multi-use complex. The Partnership's share of such items in 1996 is currently budgeted to be approximately $4,436,000.

     Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of potential leasing and capital improvement costs at these properties, the Partnership suspended operating cash distributions to the Limited and General Partners effective as of the first quarter of 1992.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of the remaining assets as quickly as practicable. Therefore, it is currently expected that the Partnership will sell or dispose of its remaining investment properties, with the possible exception of the Partnership's interest in the 237 Park Avenue and 1290 Avenue of Americas properties, no later than 1999 (sooner if the properties are sold or disposed of in the nearer term) barring unforeseen economic developments.

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

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and short-term investments at June 30, 1996 as compared to December 31, 1995 is primarily due to cash generated from operations at the Copley Place multi-use complex, a portion of which is reserved as discussed above.

     The increase in restricted funds and the corresponding increase in tenant security deposits at June 30, 1996 as compared to December 31, 1995 is primarily due to additional deposits received from a tenant at Copley Place as required per the tenant's lease which will be refunded to the tenant in the fall of 1996 due to the recent renewal of their lease.

     The increase in rents and other receivables and the corresponding increase in accounts payable at June 30, 1996 as compared to December 31, 1995 is primarily due to a recorded liability and a related receivable at Carrollwood Apartments relating to termite damage for which the exterminating company is potentially liable for the repair costs.

     The decrease in prepaid expenses at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of insurance premium payments at certain of the Partnership's investment properties.

     The increase in escrow deposits at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of real estate tax payments and insurance premiums at certain of the Partnership's investment properties.

     The decrease in land and building and improvements at June 30, 1996 as compared to December 31, 1995 is primarily due to the $13,100,000 provision for value impairment recorded for the Long Beach Plaza Shopping Center at January 1, 1996.

     The increase in venture partners' deficits in ventures at June 30, 1996 as compared to December 31, 1995 is primarily due to the allocation to the venture partner of its share of operating losses being incurred at the Copley Place multi-use complex.

     The increase in unearned rents at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of receipt of rental income at Copley Place multi-use complex.

     The increase in accrued interest at June 30, 1996 as compared to December 31, 1995 is primarily due to the continued suspension of debt service payments on the long-term mortgage loan secured by Long Beach Plaza.

     The increase in accrued real estate taxes at June 30, 1996 as compared to December 31, 1995 is due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increased deficit in unconsolidated venture at June 30, 1996 as compared to December 31, 1995 is primarily due to the allocation of the Partnership's share of operating losses from JMB/NYC Office Building Associates, L.P.

     The increase in long-term debt, less current portion at June 30, 1996 as compared to December 31, 1995 is primarily due to the accrual of long-term deferred interest of approximately $4,651,000 on the Copley Place purchase price note and the accrual of long-term deferred interest of approximately $1,838,000 on the Copley Place mortgage note.

     The increase in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to higher average occupancy at Copley Place in 1996.

     The decrease in interest income for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to a lower average balance in short-term investments in 1996 as a result of the February 1995 distribution to partners of previous undistributed sales proceeds of $11,094,473 and the February 1995 payment of $10,000,000 for previously deferred property management and leasing fees. The increase in interest income for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 is primarily due to cash generated from operations at the Copley Place multi-use complex in 1995 and 1996, a substantial portion of which is held in an interest-bearing escrow account.

     The increase in mortgage and other interest for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the higher average balance in 1996 on the Copley Place purchase price note.

     The increase in property operating expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the increase in real estate taxes (which are partially recoverable from tenants) at the Copley Place multi-use complex.

     The provision for value impairment in the amount of $13,100,000 for the six months ended June 30, 1996 is due to the uncertainty of the Partnership's ability to recover the net carrying value of the Long Beach Plaza Shopping Center from future operations or sale.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the lower interest expense incurred related to the discharge of principal and accrued interest on the 2 Broadway Purchase Notes of $62,529,627 as a result of the sale of 2 Broadway in September 1995 partially offset by a decrease in rental income at the 1290 Avenue of the Americas office building due to greater vacancy in 1996.

     The decrease in venture partners' share of loss from ventures' operations for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to increased net earnings at Copley Place as a result of higher rental income due to increased average occupancy, partially offset by increased real estate taxes.





PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at June 30, 1996 was approximately $45,431,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is expected to be transferred to Teachers or its designee in 1996 or 1997.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to Notes to Consolidated Financial Statements filed with this report for a discussion of the default under the mortgage loan secured by Long Beach Plaza, which discussion is hereby incorporated by reference.

     Prior to 1996, the lender assert various defaults under the mortgage loan secured by the 237 Park Avenue and 1290 Avenue of the Americas Office Buildings. Commencing in January 1996, the property owning joint ventures ceased making monthly debt service payments on the mortgage loan.
Principal and interest in arrears related to the mortgage loan at June 30, 1996 is approximately $44,324,000. A restructuring of the first mortgage loan now appears likely to depend on the restructuring of the ownership interest of various affiliates of O & Y in a number of office buildings and the reorganization of the property owning joint ventures, which have filed for bankruptcy under Chapter 11 of the Bankruptcy Code, as more fully discussed in the Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K.



PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1996.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Marshall's Aurora Plaza
     shopping center
     Aurora (Denver), Colorado. .    94%       94%        92%       92%     95%      96%
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . . . .    99%       99%        97%       96%     96%      98%
 3. Long Beach Plaza
     shopping center
     Long Beach, California . . .    55%       53%        53%       55%     55%      55%
 4. The Glades Apartments
     Jacksonville, Florida. . . .    87%       94%        96%       95%     92%      93%
 5. Sherry Lane Place
     office building
     Dallas, Texas. . . . . . . .    98%       99%        97%       97%     96%      97%
 6. Copley Place
     multi-use complex
     Boston, Massachusetts. . . .    73%       73%        88%       86%     89%      93%
 7. Plaza Tower office building
     Knoxville, Tennessee . . . .    92%       92%        93%       92%     91%      93%
 8. 237 Park Avenue Building
     New York, New York . . . . .    98%       98%        98%       98%     98%      98%
 9. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .    94%       94%        94%       78%     78%      71%






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

        10-C.   Agreement dated March 25, 1993 between JMB/NYC and the
Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 are hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 29, 1993.

        10-D.   Agreement of Limited Partnership of Carlyle - XIII
Associates L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1993 on Form 10-Q (File No. 0-12791) dated May 14, 1993.

        10-E.   Documents relating to the sale by the Partnership of its
interest in the Old Orchard Urban Venture are herein incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for August 30, 1993, dated November 12, 1993.

        10-F.   Second Amended and Restated Articles of Partnership of
JMB/NYC Office Building Associates, are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

        10-G.   Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc. (known as Carlyle Managers, Inc.), is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

        10-H.   Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc. (known as Carlyle Investors, Inc.), is hereby incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

        10-I.   $600,000 demand note between Carlyle-XIII Associates, L.P.
and Carlyle Managers, Inc., are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

        10-J.   $600,000 demand note between Carlyle-XIII Associates, L.P.
and Carlyle Investors, Inc., are herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-12791) dated March 28, 1994.

        10-K.   Proposed Restructure of Two Broadway, 1290 Avenue of the
Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, is hereby incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

        10-L.   Assumption Agreements dated October 14, 1994 made by 237
Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., are hereby incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

        10-M. Assumption Agreements dated October 14, 1994 made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, are hereby incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

        10-N.   Amendment No. 1 to the Agreement of Limited Partnership of
Carlyle-XIII Associates, L.P. is hereby incorporated by reference to the Partnership's report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

        10-O.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to the Partnership's report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

        10-P.   Agreement of Sale between 2 Broadway Associates, L.P. and
2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-Q.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-R.   Agreement of Conversion of 237 Park Avenue Associates into
237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12791) dated March 25, 1996.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: August 9, 1996