Form 10-Q
period 1996-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1996-11-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996     Commission file #0-12791




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    15



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    18

Item 3.    Defaults upon Senior Securities. . . . . . . . . .    18

Item 5.    Other Information. . . . . . . . . . . . . . . . .    19

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    20




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  8,758,234      5,908,236
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          374,085      2,568,329
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,028,455      1,312,240
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        3,953,364      2,963,711
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          420,456        289,250
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,027,541      6,191,089
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       25,562,135     19,232,855
                                                                            ------------   ------------
Investment properties, at cost:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . . .       19,309,005     20,935,810
    Buildings and improvements. . . . . . . . . . . . . . . . . . . . .      404,710,317    412,286,995
                                                                            ------------   ------------
                                                                             424,019,322    433,222,805
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .      172,851,871    163,309,553
                                                                            ------------   ------------
        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .      251,167,451    269,913,252
                                                                            ------------   ------------
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        1,231,962      1,459,879
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,448,962      5,261,096
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          467,013        489,911
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .       14,341,528     11,103,113
                                                                            ------------   ------------
                                                                            $298,219,051    307,460,106
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 39,449,273     39,666,113
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,953,087      2,858,162
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        4,410,656      4,249,390
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,145,351        600,610
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       16,290,186     13,252,892
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        2,434,142      1,330,231
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       68,682,695     61,957,398
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        2,937,564      1,704,872
Investment in unconsolidated venture, at equity . . . . . . . . . . . .       87,312,342     84,764,207
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .      392,468,300    382,303,505
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      551,400,901    530,729,982

Venture partners' subordinated equity in ventures . . . . . . . . . . .          329,798        329,169

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (22,711,995)   (21,515,491)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                             (23,860,962)   (22,664,458)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (514,916,436)  (486,200,337)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (40,958,417)   (40,958,417)
                                                                            ------------   ------------
                                                                            (229,650,686)  (200,934,587)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .     (253,511,648)  (223,599,045)
                                                                            ------------   ------------
                                                                            $298,219,051    307,460,106
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




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996         1995
                                                   -----------    ----------   -----------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $17,147,370    16,209,286    51,521,252    47,921,257
  Interest income . . . . . . . . . . . . . . . .      221,579       266,523       578,848       711,260
                                                   -----------    ----------   -----------   -----------
                                                    17,368,949    16,475,809    52,100,100    48,632,517
                                                   -----------    ----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .   10,008,788     9,510,277    29,875,398    28,852,133
  Depreciation. . . . . . . . . . . . . . . . . .    3,050,118     3,391,079     9,542,318    10,173,236
  Property operating expenses . . . . . . . . . .   10,028,703    10,364,692    28,457,206    28,237,348
  Professional services . . . . . . . . . . . . .      101,480         --          275,698       423,016
  Amortization of deferred expenses . . . . . . .      409,307       300,267     1,155,596       918,978
  General and administrative. . . . . . . . . . .      155,753       200,853       558,325       580,206
  Provision for value impairment. . . . . . . . .        --            --       13,100,000         --
                                                   -----------    ----------   -----------   -----------
                                                    23,754,149    23,767,168    82,964,541    69,184,917
                                                   -----------    ----------   -----------   -----------
        Operating earnings (loss) . . . . . . . .   (6,385,200)   (7,291,359)  (30,864,441)  (20,552,400)
Partnership's share of gain (loss) from
  operations of unconsolidated ventures . . . . .      866,780    (1,012,002)   (2,285,947)   (4,404,095)
Venture partners' share of earnings (loss)
  from ventures' operations . . . . . . . . . . .    1,404,368     2,001,602     3,237,785     4,375,152
                                                   -----------    ----------   -----------   -----------
        Net operating earnings (loss) . . . . . .   (4,114,052)   (6,301,759)  (29,912,603)  (20,581,343)

Partnership's share of loss on sale of investment
  property by unconsolidated venture. . . . . . .        --      (14,789,529)        --      (14,789,529)
                                                   -----------    ----------   -----------   -----------
          Net earnings (loss) before
            extraordinary item. . . . . . . . . .   (4,114,052)  (21,091,288)  (29,912,603)  (35,370,872)

        Extraordinary item:
          Partnership's share of gain on
            extinguishment of indebtedness
            of unconsolidated venture . . . . . .        --       15,632,407         --       15,632,407
                                                   -----------    ----------   -----------   -----------

        Net earnings (loss) . . . . . . . . . . .  $(4,114,052)   (5,458,881)  (29,912,603)  (19,738,465)
                                                   ===========    ==========   ===========   ===========
        Net earnings (loss) per
         limited partnership interest:
          Net operating earnings (loss) . . . . .  $    (10.79)       (16.52)       (78.42)       (53.96)
          Partnership's share of gain (loss)
            on sale of investment property by
            unconsolidated venture. . . . . . . .        --           (39.99)        --           (39.99)
          Partnership's share of gain on
            extinguishment of debt of
            unconsolidated venture. . . . . . . .        --            42.26         --            42.26
                                                   -----------    ----------   -----------   -----------
              Net earnings (loss) . . . . . . . .  $    (10.79)       (14.25)       (78.42)       (51.69)
                                                   ===========    ==========   ===========   ===========

        Cash distributions per limited
          partnership interest. . . . . . . . . .  $     --            --            --            30.00
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




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(29,912,603)    (19,738,465)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,542,318      10,173,236
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .     1,155,596         918,978
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .       109,176         190,143
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,285,947       4,404,095
    Venture partners' share of loss from ventures'
      operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,237,785)     (4,375,152)
    Partnership's share of loss on sale of investment property of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .         --         14,789,529
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .    10,116,779       8,864,263
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .    13,100,000           --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .         --        (15,632,407)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,716,215)        281,103
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      (989,653)      1,974,063
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (131,206)       (261,964)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,836,452)       (337,616)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        22,898          25,458
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,094,925         433,690
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .       161,266     (10,051,364)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,544,741         (32,972)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,037,294       2,683,408
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     1,103,911         (74,437)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .     1,232,692         (44,350)
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .     5,683,629      (5,810,761)
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .     2,194,244      16,793,076
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (3,896,517)     (2,200,470)
  Partnership's distribution from unconsolidated ventures . . . . . . . . .       490,105       1,041,820
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .    (1,343,462)       (918,917)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .    (2,555,630)     14,715,509
                                                                             ------------     -----------
Cash flows from financing activities:
  Cash distributions to limited partners. . . . . . . . . . . . . . . . . .         --        (10,983,528)
  Cash distributions to general partners. . . . . . . . . . . . . . . . . .         --           (110,945)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (479,437)     (3,217,043)
  Advance from venture partner. . . . . . . . . . . . . . . . . . . . . . .       201,436           --
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (278,001)    (14,311,516)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     2,849,998      (5,406,768)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     5,908,236       9,551,909
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  8,758,234       4,145,141
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $ 15,600,787      18,559,400
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-12791) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996       1995           1996
                               ----------   ---------    -------------
Property management
 and leasing fees . . . . . .  $1,620,062   1,272,024      2,869,267
Insurance commissions . . . .      67,501      65,106          --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 properties . . . . . . . . .     141,345     123,186        115,075
                               ----------   ---------      ---------
                               $1,828,908   1,460,316      2,984,342
                               ==========   =========      =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,821,503 or approx-imately $8 per $1,000 Interest at September 30, 1996) has been deferred. All subsequent property management fees and leasing fees are being paid currently.

     The Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of September 30, 1996, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $209,617.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Summary income statement information for JMB/NYC for the nine months ended September 30, 1996 and 1995 is as follows:

                                             1996             1995
                                         ------------      -----------
  Total income from
    properties
    (unconsolidated). . . . . .          $106,999,524      103,041,028
                                         ============      ===========
  Operating loss of ventures. .          $ 17,524,116       46,678,713
                                         ============      ===========
  Partnership's share
    of loss from
    operations. . . . . . . . .          $  2,548,135        4,401,895
                                         ============      ===========

  Partnership's share
    of loss on sale of
    investment property . . . .          $     --           14,789,529
                                         ============      ===========
  Partnership's share
    of gain on extinguish-
    ment of indebtedness. . . .          $     --           15,632,407
                                         ============      ===========

JMB/NYC

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the joint ventures which own or owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia and York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the joint ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the joint ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties after the sale of 2 Broadway. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or O&Y and its affiliates.

     Bankruptcy filings for the other joint ventures were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for all such joint ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996. The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account certain preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. The Affiliated Partners entered into a joint and several obligation to indemnify the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. As collateral for such indemnification, $7.8 million of marketable U.S. government debt securities (of which the Partnership's share was $1.9 million) was provided to the real estate investment trust in October 1996. Compliance with the provisions of the indemnification agreement is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement.

     While JMB/NYC is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made to the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the preference levels within the reorganized structure.

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

     COPLEY PLACE

     The joint venture modified the existing first mortgage note effective March 1, 1992. Any cash flow from the property, after all current capital and leasing expenditures, is being escrowed for the purpose of paying for future capital and leasing requirements. As a result of the debt modification, the property produced cash flow in 1993, 1994, 1995 and 1996, which has been escrowed for future potential leasing requirements as set forth in the current loan modification. At September 30, 1996, such escrowed funds approximated $6,629,000.

     The Partnership's interest in the joint venture is also subject to a purchase price note and several recourse loans for past operating deficits.

While these notes and loans are presently due to an affiliate of the General Partners, they were originally payable to the unaffiliated seller who was subsequently purchased by an affiliate of the General Partners in 1984.

     In May 1996, the venture used approximately $945,000 of Copley Place cash reserves to repay a 1996 advance of approximately $720,000 from the affiliated venture partner with the remaining balance applied to accrued interest on the operating deficit loans.

     In 1996, leases for approximately 19% of the tenant space was scheduled to expire of which approximately 18% of the tenant space was renewed or leased to new tenants. In July 1996, the joint venture signed a new five year lease with a tenant whose lease for approximately 129,000 square feet (11% of the tenant space) was scheduled to expire in July 1996.

     On October 31, 1996, the Partnership and its joint venture partners entered into a letter of intent whereby the Partnership would sell its entire interest in the joint venture, and the joint venture partners would sell a portion of their interest in the joint venture and certain associated assets in which the Partnership does not have an interest, to an unaffiliated third party. Though there can be no assurance that such sale will ultimately be consummated, or on what terms or timing, in order to facilitate such sale the Partnership, the joint venture partners and the holders of the purchase price note and the operating deficit loans have agreed that the Partnership will receive a nominal amount of net proceeds after extinguishment of its obligations under the purchase price note and the operating deficit loans, upon closing. The Partnership has determined to enter into this agreement and sell its interest in the property at this time given, among other things, the ability to realize a nominal amount of proceeds from the transaction despite the current large levels of recourse and non-recourse debt of the Partnership which would otherwise have required that all proceeds go to the joint venture partners and the holder of the purchase price note (even at a significantly higher purchase price for the Partnership's interest), the risk of future capital calls by the joint venture and the refinancing risk faced by the Partnership when the mortgage debt secured by the property comes due in 1998. In the event such sale is consummated, the Partnership will recognize a significant gain for financial reporting and federal income tax purposes with only nominal net proceeds. In addition, the property will be classified as held for sale or disposition as of October 1, 1996.

     SHERRY LANE PLACE

     All excess cash flow is remitted to the lender as additional debt service on the modified mortgage. During 1996, the Partnership has remitted approximately $195,000 to the lender representing excess cash flow generated (as defined) through September 1996. The Partnership does not consider this investment to be a source of future liquidity. The joint venture may decide not to commit any significant additional amounts to the property, which may result in the joint venture no longer having an ownership in the property. In such event, the joint venture would recognize a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     MARSHALL'S AURORA PLAZA

     In February 1996, the Partnership was notified by TJX, the new owner of the Marshall's store, of its intent to sublease or assign its lease as permitted by Marshall's current lease agreement. The Partnership was working with TJX to secure another tenant for its 28,000 square foot store and issued a proposal for a replacement tenant. In May 1996, the Partnership was notified that an agreement in principle was reached between TJX and a national retailer specializing in crafts and hobby supplies, whereby TJX will assign its lease to the national retailer. This transaction is not expected to have an adverse financial impact on the property and the new national retailer's store, when open, is expected to generate additional traffic to the center. There can be no assurance this transaction will be finalized. The Partnership intends to market the property for sale once the issue with the Marshall's store is resolved. In addition, the Partnership had initiated discussions with the first mortgage lender for a short-term extension of the mortgage loan which was originally due in November 1996. The lender agreed to a short-term loan extension until June 2, 1997 with the payment of a loan extension fee (paid on November 1, 1996) equal to 1.25% of the outstanding balance of approximately $5,368,000, or $67,100.

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

     CARROLLWOOD APARTMENTS

     In September 1993, the venture refinanced the mortgage loan with an unaffiliated third party. The venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture. As of the date of this report, the escrow account has a balance of approximately $123,000 and no amounts have been withdrawn.

     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) of the apartment complex notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The property manager obtained three competitive bids to repair the damage, each of which totalled approximately $1,400,000. In addition, the exterminating company that had been treating the property for several years has been notified of the extensive damage and is negotiating with the property manager and the venture partners its liability regarding the damage. The joint venture is currently exploring its alternatives regarding this issue and if an agreement with the exterminating company cannot be reached whereby the exterminating company will agree to pay for substantially all the damage, the joint venture will likely pursue its remedies against the exterminating company. Accordingly, the Partnership has recorded for financial reporting purposes, a liability and a related receivable for the estimated repair costs and recovery of such repair costs.

     LONG BEACH PLAZA

     The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza shopping center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $46,527,000 at September 30, 1996 and approximately $44,220,000 at December 31, 1995 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership has decided not to commit any significant additional amounts to the property. In March 1996, a receiver for the property was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title is expected to be transferred in 1997. This will result in the Partnership no longer having an ownership interest in such property and will result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds.

     Due to the above default and the likelihood that the lender will realize upon its security interest in the near term, the property was classified as held for sale or disposition as of July 1, 1996. Accordingly, the property has not been subject to continued depreciation. The accompanying consolidated financial statements include $4,135,460 and $4,428,274 of revenues and $3,652,955 and $4,493,478 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $13,773,431 and $27,239,529 at September 30, 1996 and December 31, 1995, respectively.

     The Partnership recorded a provision for value impairment of $13,100,000 as of January 1, 1996.

     THE GLADES APARTMENTS

     The joint venture had commenced marketing the Glades Apartments for sale. In July 1996, the joint venture signed a letter of intent to sell the property to an unaffiliated third party. If consummated, the sale would result in a gain for financial reporting and Federal income tax purposes. The sale is subject to certain contingencies which must be satisfied prior to the proposed closing date in November 1996. There can be no assurances that a sale of the property will be consummated on the terms outlined in the letter of intent or on any other terms. The property was classified as held for sale or disposition as of April 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $1,708,004 and $1,623,425 of revenues and $1,645,095 and $1,623,237 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $7,938,006 and $7,963,205 at September 30, 1996 and December 31, 1995, respectively.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1995 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     At September 30, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $8,758,000. Included in cash and cash equivalents at September 30, 1996 is $5,520,836 of Copley Place venture cash of which approximately $3,800,000 is to be used for payment of a portion of the real estate taxes for the property (of which approximately $1,900,000 was paid in November 1996), approximately $570,730 represents excess cash flow generated by Copley Place related to the second quarter of 1996, which was remitted to the lender during the fourth quarter, and approximately $163,000 represents lease termination proceeds which are being amortized and remitted to the lender over the remaining terms of the related original leases (as defined). In October 1996, the Partnership funded $1.9 million as collateral for its indemnification related to its indirect limited partnership interest in JMB/NYC. Remaining amounts are available for working capital requirements and potential leasing, tenant improvement and other costs at certain of the Partnership's other investment properties. In addition, the consolidated balance sheet at September 30, 1996 includes approximately $6.6 million of escrowed funds for potential leasing costs at Copley Place. The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $6,078,000 for tenant improvements and other capital expenditures which is a reduction of approximately $3,344,000 from original budget estimates primarily due to lower than anticipated re-leasing costs associated with the renewal of a major tenant's lease at the Copley Place multi-use complex. The Partnership's share of such items in 1996 is currently budgeted to be approximately $3,936,000 of which approximately $2,268,000 has been expended on capital improvements at September 30, 1996.

     Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of potential leasing and capital improvement costs at these properties, the Partnership suspended operating cash distributions to the Limited and General Partners effective as of the first quarter of 1992.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of the remaining assets as quickly as practicable. Therefore, it is currently expected that the Partnership will sell or dispose of its remaining investment properties, with the possible exception of the Partnership's interest in the indirect limited partnership interests related to 237 Park Avenue and 1290 Avenue of Americas properties, no later than 1999 (sooner if the properties are sold or disposed of in the nearer term) barring unforeseen economic developments.

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

     As discussed in more detail in the notes to the accompanying consolidated financial statements, the Copley Place, Long Beach Plaza and Glades Apartment investment properties are currently classified as held for sale or disposition. Due to the default on the mortgage loan secured by Long Beach Plaza, it is expected that title to the property will be transferred to the lender or its designee in 1997.

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and short-term investments at September 30, 1996 as compared to December 31, 1995 is primarily due to cash generated from operations at the Copley Place multi-use complex, a portion of which is reserved as discussed above.

     The increase in restricted funds and the corresponding increase in tenant security deposits at September 30, 1996 as compared to December 31, 1995 is primarily due to additional deposits received from a tenant at Copley Place as required per the tenant's lease which will be refunded to the tenant in late 1996 due to the recent renewal of its lease.

     The increase in rents and other receivables and the corresponding increase in accounts payable at September 30, 1996 as compared to December 31, 1995 is primarily due to a recorded liability and a related receivable at Carrollwood Apartments relating to termite damage for which the exterminating company is believed to be liable for the repair costs.

     The increase in escrow deposits at September 30, 1996 as compared to December 31, 1995 is primarily due to the excess cash flow being generated from the Copley Place multi-use complex and deposited with the lender as required by the loan modification.

     The decrease in land and building and improvements at September 30, 1996 as compared to December 31, 1995 is primarily due to the $13,100,000 provision for value impairment recorded for the Long Beach Plaza Shopping Center at January 1, 1996.

     The increase in venture partners' deficits in ventures at September 30, 1996 as compared to December 31, 1995 is primarily due to the allocation to the venture partner of its share of operating losses being incurred at the Copley Place multi-use complex.

     The increase in unearned rents at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of receipt of rental income at Copley Place multi-use complex.

     The increase in accrued interest at September 30, 1996 as compared to December 31, 1995 is primarily due to the continued suspension of debt service payments on the long-term mortgage loan secured by Long Beach Plaza.

     The increase in accrued real estate taxes at September 30, 1996 as compared to December 31, 1995 is due to the timing of real estate tax payments at certain of the Partnership's investment properties.

     The increased deficit in unconsolidated venture at September 30, 1996 as compared to December 31, 1995 is primarily due to the allocation of the Partnership's share of operating losses from JMB/NYC Office Building Associates, L.P.

     The increase in long-term debt, less current portion at September 30, 1996 as compared to December 31, 1995 is primarily due to the accrual of long-term deferred interest of approximately $7,079,000 on the Copley Place purchase price note and the accrual of long-term deferred interest of approximately $2,788,000 on the Copley Place mortgage note.

     The increase in rental income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to higher average occupancy at Copley Place in 1996.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to a lower average balance in short-term investments in 1996 as a result of the February 1995 distribution to partners of previous undistributed sales proceeds of $11,094,473 and the February 1995 payment of $10,000,000 for previously deferred property management and leasing fees.

     The increase in mortgage and other interest for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the higher average balance in 1996 on the Copley Place purchase price note.

     The provision for value impairment in the amount of $13,100,000 for the nine months ended September 30, 1996 is due to the uncertainty of the Partnership's ability to recover the net carrying value of the Long Beach Plaza Shopping Center from future operations or sale.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the lower interest expense related to the discharge of principal and accrued interest on the 2 Broadway Purchase Notes of $62,529,627 as a result of the sale of 2 Broadway in September 1995, partially offset by a decrease in rental income at the 1290 Avenue of the Americas office building due to greater vacancy during 1996.

     The decrease in venture partners' share of loss from ventures' operations for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to improved operations at Copley Place as a result of higher rental income due to increased average occupancy, partially offset by increased real estate taxes which are only partially recoverable from tenants.

     The loss on sale of investment property by unconsolidated venture and the Partnership's share of gain on extinguishment of indebtedness of unconsolidated venture for the three and nine months ended September 30, 1995 is primarily due to the disposition of the 2 Broadway Building and the related gain on the extinguishment of indebtedness.




PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at September 30, 1996 was approximately $46,527,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is expected to be transferred to Teachers or its designee in 1997.

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

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Marshall's Aurora Plaza
     shopping center
     Aurora (Denver), Colorado. .    94%       94%        92%       92%     95%      96%     96%
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . . . .    99%       99%        97%       96%     96%      98%     97%
 3. Long Beach Plaza
     shopping center
     Long Beach, California . . .    55%       53%        53%       55%     55%      55%     55%
 4. The Glades Apartments
     Jacksonville, Florida. . . .    87%       94%        96%       95%     92%      93%     93%
 5. Sherry Lane Place
     office building
     Dallas, Texas. . . . . . . .    98%       99%        97%       97%     96%      97%     96%
 6. Copley Place
     multi-use complex
     Boston, Massachusetts. . . .    73%       73%        88%       86%     89%      93%     90%
 7. Plaza Tower office building
     Knoxville, Tennessee . . . .    92%       92%        93%       92%     91%      93%     93%
 8. 237 Park Avenue Building
     New York, New York . . . . .    98%       98%        98%       98%     98%      98%     98%
 9. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .    94%       94%        94%       78%     78%      71%     81%





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        3-A.    Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus is hereby incorporated by reference to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-12791) dated March 30, 1993.

        3-B.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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

        10-B. Documents relating to the sale by the Partnership of an interest in the Allied Automotive Center, in Southfield, Michigan, are hereby incorporated herein by reference to the Partnership's Report for October 10, 1990 on Form 8-K (File No. 0-12791) dated October 30, 1990.

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

        10-E.   Documents relating to the sale by the Partnership of its
interest in the Old Orchard Urban Venture are herein incorporated by reference to the Partnership's Report for August 30, 1993 on Form 8-K (File No. 0-12791) dated November 12, 1993.

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

        10-P.   Agreement of Sale between 2 Broadway Associates, L.P. and
2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-Q.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-R.   Agreement of Conversion of 237 Park Avenue Associates into
237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-S.   Disclosure Statement for the Second Amended Joint Plan of
Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996 is filed herewith.

        27.     Financial Data Schedule

        Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)
(4) (iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: November 8, 1996