Form 10-K405
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1997-03-31
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934



For the fiscal year
ended December 31, 1996             Commission File Number 0-12791



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




                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   8

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  10

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  10


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .  10

Item 6.      Selected Financial Data. . . . . . . . . . .  12

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  15

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  24

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  63


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  63

Item 11.     Executive Compensation . . . . . . . . . . .  66

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  68

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  69


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  69


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  73











                                   i




                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, Carlyle Real Estate Limited Partnership-XIII (the "Partnership"), is a limited partnership formed in late 1982 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold 366,177.57 limited partnership interests (the "Interests") at $1,000 per Interest commencing on June 9, 1983, pursuant to a Registration Statement on Form S-11 under the
Securities Act of 1933 (Registration No. 2-81125 and No. 2-87033).   The
offering closed on May 22, 1984. No holder of Interests (hereinafter, "Holder" or "Holder of Interests") has made any additional capital contribution after such date. The Holders of Interests share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of most of its remaining investment portfolio as quickly as practicable. As a result, the Partnership currently expects that it will sell or dispose of its remaining investment properties, with the possible exception of its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas properties, not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)             SIZE     PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------
 1. Copley Place
     multi-use complex
     Boston,
     Massachusetts. . .      1,220,000
                               sq.ft.      9/1/83             24%                fee ownership of improve-
                               n.r.a.                                            ments and leasehold
                                                                                 interest in air rights
                                                                                 (through joint venture
                                                                                 partnership) (c)(d)(j)
 2. 1001 Fourth Avenue
     Plaza
     office building
     Seattle,
     Washington . . . .       678,000
                               sq.ft.      9/1/83           11/1/93              fee ownership of land and
                               n.r.a.                                            improvements
 3. Plaza Tower
     office building
     Knoxville,
     Tennessee. . . . .       418,000
                               sq.ft.     10/26/83            4%                 fee ownership of land and
                               n.r.a.                                            improvements
 4. Gables Corporate
     Plaza
     office building
     Coral Gables,
     Florida. . . . . .       106,000
                               sq.ft.     11/15/83          1/5/94               fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership) (g)
 5. University Park
     office building
     Sacramento,
     California . . . .       120,000
                               sq.ft.      1/16/84          1/10/94              fee ownership of land and
                               n.r.a.                                            improvements (g)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

6.  Sherry Lane Place
     office building
     Dallas, Texas. . .       286,000
                               sq.ft.      12/1/83            6%                 fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships) (c)
7.  Allied Automotive
     Center
     Southfield,
     Michigan . . . . .       192,000
                               sq.ft.      3/30/84         10/10/90              fee ownership of land and
                               n.r.a.                                            improvements (e)
8.  Commercial Union
     Building
     Quincy,
     Massachusetts. . .       172,000
                               sq.ft.      3/12/84          8/15/91              fee ownership of land and
                               n.r.a.                                            improvements
9.  237 Park Avenue
     Building
     New York,
     New York . . . . .      1,140,000
                               sq.ft.      8/14/84         10/10/96              fee ownership of land and
                               n.r.a.                         (i)                improvements (through joint
                                                                                 venture partnerships)
                                                                                 (c)
10. 1290 Avenue of
     the Americas
     Building
     New York,
     New York . . . . .      2,000,000
                               sq.ft.      7/27/84         10/10/96              fee ownership of land and
                               n.r.a.                         (i)                improvements (through joint
                                                                                 venture partnerships)
                                                                                 (c)
11. 2 Broadway
     Building
     New York,
     New York . . . . .      1,600,000
                               sq.ft.      8/14/84          9/18/95              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships)
                                                                                 (c)(e)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

12. Long Beach Plaza
     shopping center
     Long Beach,
     California . . . .       559,000
                               sq.ft.      6/22/83            4%                 fee ownership of land and
                               g.l.a.                                            improvements and leasehold
                                                                                 interest in the parking
                                                                                 structure (d)
13. Marshalls Aurora
     Plaza
     shopping center
     Aurora (Denver),
     Colorado . . . . .       123,000
                               sq.ft.      4/1/83             1%                 fee ownership of land and
                               g.l.a.                                            improvements
14. Old Orchard
     shopping center
     Skokie (Chicago),
     Illinois . . . . .       843,000
                               sq.ft.      4/1/84           8/30/93              fee ownership of land and
                               g.l.a.                                            improvements (through a
                                                                                 joint venture partnership)
                                                                                 (c)(h)
15. Heritage Park-II
     Apartments
     Oklahoma City,
     Oklahoma . . . . .       244 units    7/1/83           3/26/92              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
16. Quail Place
     Apartments
     Oklahoma City,
     Oklahoma . . . . .       180 units    7/1/83           3/26/92              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
17. Lake Point
     Apartments
     Charlotte,
     North Carolina . .       208 units    9/15/83         12/29/89              fee ownership of land and
                                                                                 improvements




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

18. Eastridge
     Apartments
     Tucson, Arizona. .       456 units    8/23/83          6/30/94              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
                                                                                 (e)
19. Rio Cancion
     Apartments
     Tucson, Arizona. .       380 units    8/18/83          3/31/93              fee ownership of land and
                                                                                 improvements
20. Bridgeport
     Apartments
     Irving, Texas. . .       312 units    9/30/83          4/2/92               fee ownership of land and
                                                                                 improvements
21. Carrollwood Station
     Apartments
     Tampa, Florida . .       336 units   12/16/83            1%                 fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
                                                                                 (c)
22. Greenwood Creek II
     Apartments
     Benbrook
     (Fort Worth),
     Texas. . . . . . .       152 units    3/30/84          4/6/93               fee ownership of land and
                                                                                 improvements
23. The Glades
      Apartments
      Jacksonville,
      Florida . . . . .       360 units    10/9/84         11/21/96              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
                                                                                 (e)





-----------------------

  (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to the Notes and Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

  (c) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership has made this real property investment.

  (d) Reference is made to the Notes for a description of the leasehold interest, under a ground lease or air-rights lease, in the land or air-rights on which this real property investment is situated.

  (e) This property or the Partnership's interest in this property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.

  (f) Reference is made to Item 8 - Schedule III to the Consolidated Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

  (g) The Partnership transferred title to the lender via a deed in lieu of foreclosure. Reference is made to the Notes.

  (h) The venture sold its interest in the property. Reference is made to the Notes.

  (i) The original invested capital percentage for the 237 Park Avenue Building and the 1290 Avenue of the Americas Building was 4% and 8%, respectively. Reference is made to the Notes for a description of the reorganization and restructuring of the Partnership's indirect interests in these investment properties.

  (j) The Partnership's interest in this property was sold January 23, 1997. Reference is made to the Notes for a description of the sale of such interest.






      The Partnership's real property investments are subject to competi-tion from similar types of properties (including in certain areas, properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On November 21, 1996, the Partnership sold the land and related improvements of the Glades Apartments. Reference is made to the Notes for further description of the transaction.

     On January 23, 1997, the Partnership sold its entire partnership interest in Copley Place Associates. Reference is made to the Notes for further description of the transaction.

     Reference is made to the Notes filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at certain of the Partnership's properties as of December 31, 1996.

     The Partnership has no employees other than personnel performing on-site duties at some of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.






ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:
                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. Marshalls Aurora Plaza
     shopping center
     Aurora (Denver),
     Colorado . . . . . . . .  Retail                94%   94%    92%    92%   95%    96%   96%    96%
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . .  Residential           99%   99%    97%    96%   96%    98%   97%    96%
 3. Long Beach Plaza
     shopping center
     Long Beach,
     California . . . . . . .  Retail                55%   53%    53%    55%   55%    55%   55%    55%
 4. The Glades Apartments
     Jacksonville, Florida. .  Residential           87%   94%    96%    95%   92%    93%   93%    N/A
 5. Sherry Lane Place
     office building
     Dallas, Texas. . . . . .  Legal and
                               Financial Services    98%   99%    97%    97%   96%    97%   96%    96%
 6. Copley Place
     multi-use complex
     Boston, Massachusetts
     (1). . . . . . . . . . .  Retail/Business
                               Machines/Financial
                               Services              73%   73%    88%    86%   89%    93%   90%    90%





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 7. Plaza Tower
     office building
     Knoxville, Tennessee . .  Financial Services    92%   92%    93%    92%   91%    93%   93%    93%
 8. 237 Park Avenue
     Building
     New York, New York . . .  Advertising/Insurance/
                               Paper/Real Estate     98%   98%    98%    98%   98%    98%   98%     *
 9. 1290 Avenue of the
     Americas Building
     New York, New York . . .  Men's Clothing
                               Financial Services    94%   94%    94%    93%   78%    71%   81%     *


-----------------
     Reference is made to Item 6, Item 7, and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.

     An "*" indicates that the joint venture which owns the property was restructured.  Reference is made to the
Notes for further information regarding the reorganized and restructured ventures.

     (1)   The Partnership's interest in this property was sold January 23, 1997 as described more fully in the
Notes.






ITEM 3.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at December 31, 1996 was approximately $47,624,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is expected to be transferred to Teachers or its designee in 1997.

     The Partnership is not subject to any other material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1995 and 1996.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 38,736 record holders of the 366,006.87688 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests. The mortgage loans secured by the Sherry Lane office building, Plaza Tower office building and the Copley Place multi-use complex restrict the use by the Partnership of the cash flow from those properties as more fully discussed in the Notes. In addition, the purchase money notes issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties require that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase notes. Reference is made to the Notes for a description of the provisions of the Partnership Agreement relating to cash distributions to the partners.





ITEM 6.  SELECTED FINANCIAL DATA

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 69,093,943    66,763,349    65,969,277    85,193,793    93,609,884
                           ============  ============  ============  ============  ============
Operating earnings
 (loss) . . . . . . . . .  $(40,507,575)  (23,721,300)  (25,410,848)  (30,620,211)  (37,939,335)
Partnership's share of
 income (loss) from
 unconsolidated ventures
 (including income
 from restructuring of
 $78,704,658 in 1996) . .    79,070,546    (6,600,158)   (6,271,489)  (22,416,922)   (8,007,990)
Venture partners'
 share of earnings
 (loss) from con-
 solidated ventures'
 operations . . . . . . .     3,536,251     4,588,759     5,659,744     2,008,939     3,376,600
                           ------------  ------------  ------------  ------------  ------------
Net operating
 earnings (loss). . . . .    42,099,222   (25,732,699)  (26,022,593)  (51,028,194)  (42,570,725)
Gain (loss) on sale
 or disposition of
 investment properties,
 net of venture partners'
 share of ($329,169)
 in 1996 and $2,887,659
 in 1994. . . . . . . . .     5,484,249         --       18,364,792    11,083,791     2,132,879
Partnership's share
 of gain (loss) on sale
 of property or
 interest in
 property of
 unconsolidated
 ventures . . . . . . . .         --      (14,789,529)    1,702,082     7,898,727        --
                           ------------  ------------  ------------  ------------  ------------





                               1996          1995           1994         1993          1992
                          -------------  ------------   -----------  ------------  ------------
Earnings (loss) before
 extraordinary items. . .    47,583,471   (40,522,228)   (5,955,719)  (32,045,676)  (40,437,846)
Extraordinary items . . .         --       15,632,407       996,126      (141,776)    7,139,936
                           ------------  ------------  ------------  ------------  ------------
Net earnings
 (loss) . . . . . . . . .  $ 47,583,471   (24,889,821)   (4,959,593)  (32,187,452)  (33,297,910)
                           ============  ============  ============  ============  ============
Net earnings (loss) per
 Interest (b):
  Net operating earnings
   (loss) . . . . . . . . $      110.42        (67.47)       (68.22)      (133.78)      (111.62)
   Gain on sale
    or disposition of
    investment
    properties, net of
    venture partners'
    share of ($329,169)
    in 1996 and $2,887,659
    in 1994 . . . . . . .         14.83         --            49.66         29.97          5.77
  Share of gain (loss)
   on sale of property
   or interest in
   property of
   unconsolidated
   ventures . . . . . . .         --           (39.99)         4.60         21.35         --
  Extraordinary items . .         --            42.27          2.69          (.38)        19.31
                           ------------  ------------  ------------  ------------  ------------
  Net earnings (loss) . .  $     125.25        (65.19)       (11.27)       (82.84)       (86.54)
                           ============  ============  ============  ============  ============
Total assets. . . . . . .  $280,595,580   307,460,106   333,577,902   374,787,300   489,687,072
Long-term debt. . . . . .  $384,098,834   382,303,505   361,563,239   360,881,897   464,855,926
Cash distributions
 per Interest (b) . . . .  $      --            30.00         --            --              .50
                           ============  ============  ============  ============  ============

-------------

  (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

  (b)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income or (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests since the inception of the Partnership have not resulted in taxable income to such Holders of Interests and have therefore represented a return of capital.





SIGNIFICANT PROPERTIES - SELECTED RENTAL AND OPERATING DATA

     As of December 31, 1996, only the Long Beach Shopping Center, Copley Place multi-use complex, 1290 Avenue of the Americas and 237 Park Avenue investment properties would be considered by the Partnership to be significant. However, as more fully described in the Notes, the Long Beach property is in receivership, the Copley Place property was sold in January 1997, and the Partnership's interests in 1290 and 237 Park properties were restructured such that the Partnership has virtually no ongoing economic interest. Therefore, selected rental and operating data has not been presented for those properties in this Annual Report.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $326,000,000 (after deducting selling expenses) and other offering costs with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such invest-ments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1 above.

     In March 1997 some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 17,000 Interests at $10 per Interest. Such offer is scheduled to expire on April 10, 1997. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. With respect to the offer for Interests at $10 per Interest, the Special Committee, on behalf of the Partnership, has recommended against acceptance of this offer on the basis that, among other things, the offer price is inadequate. The Partnership has received a request from another unaffiliated third party for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $6,030,000 and short-term investments of approximately $374,000. Approximately $1,403,000 of the cash and cash equivalents are for payment of a portion of the real estate taxes for Copley Place. In January 1997, this amount was expended. Remaining amounts are available for working capital requirements and potential leasing and tenant improvement costs at certain of the Partnership's other investment properties as further described below. The Partnership and its consolidated ventures have currently budgeted in 1997 approximately $2,489,000 for tenant improvements and other capital expenditures. The Partnership's share of such items in 1997 is currently budgeted to be $2,489,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity is expected to be through the net cash generated by the Partnership's investment properties and through the sale or refinancing of such investments as well as the cash and short-term investments currently held by the Partnership and its ventures and escrow deposits required under the terms of certain loan modifications and restricted funds. In such regard, reference is made to the discussion below and to the Notes regarding the sale of the Partnership's interest in the Copley Place multi-use complex on January 23, 1997. In addition, the Partnership does not consider its indirect interest in JMB/NYC as well as the Long Beach Plaza to be significant sources of liquidity. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.





     Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of leasing and capital improvement costs at certain properties, the Partnership had suspended operating cash distributions to the Holders of Interests and General Partners effective as of the first quarter of 1992. It is important to maintain liquidity in the Partnership in order to provide funds for potential future obligations or for opportunities to preserve or enhance the value of the remaining properties. Future distributions from operations, sales or refinancings will be dependent upon a combination of the current cash flow from the investment properties and the longer term capital requirements of the Partnership.

     As described more fully in the Notes, the Partnership has received mortgage note modifications (certain of which have expired and others of which expire at various dates commencing June 1997) or refinancings on the Sherry Lane Place office building, Plaza Tower office building, Carrollwood Apartments and Marshall's Aurora Plaza. If the Partnership is unable to secure as necessary new or additional modifications to the loans, based upon current and anticipated market conditions, the Partnership may decide not to commit any significant additional amounts to any of the properties which are incurring, or in the future do incur, operating deficits. This would result in the Partnership no longer having an ownership interest in such property and would generally result in net gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds. Such decisions would be made on a property-by-property basis. With regard to Long Beach Plaza, the Partnership has been unable to obtain a further modification of the mortgage loan, as more fully described below and in the Notes.

     The affiliates of the Corporate General Partner have deferred certain pre-1993 property management and leasing fees payable to them under the terms of the management agreements in an aggregate amount of approximately $2,822,000 (approximately $8 per Interest) through December 31, 1996. The Partnership paid $10,000,000 of previously deferred fees during February 1995. The currently deferred amounts do not bear interest and are payable in future periods.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. As a result, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels, among other things. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of most of the remaining assets as quickly as practicable. In such regard, as of December 31, 1996, all of the Partnership's consolidated investment properties were, or had been previously, classified by the Partnership or its ventures as held for sale or disposition and will no longer be subject to continued depreciation. Therefore, it is currently expected that the Partnership will sell or dispose of its remaining investment properties, with the possible exception of the Partnership's indirect interest in the 237 Park Avenue and 1290 Avenue of the Americas properties, no later than 1999 (sooner if the properties are sold or disposed of in the nearer term), barring unforeseen economic developments.





     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. Although the Partnership expects to distribute from sale proceeds some portion of the Holders' original capital, the Holders of Interests are expected to receive substantially less than one-fourth of their original investment from all distributions of sale and refinancing proceeds over the entire term of the Partnership.

     Copley Place

     On January 23, 1997, through a series of transactions the Partnership sold its entire partnership interest in Copley Place Associates. The Partnership received approximately $929,000 of net proceeds after repayment of the purchase price note, at a discount, and repayment of its portion of the deficit loans. Reference is made to the Notes for a further description of such sale. This sale will result in a significant gain for financial reporting and Federal income tax purposes in 1997.

     Orchard Associates

     The Partnership's interest in Old Orchard Shopping Center (through Orchard Associates and Old Orchard Urban Venture ("OOUV") was sold in September 1993.

     Old Orchard Urban Venture could have received reimbursement, under certain conditions, of up to an additional $3,400,000 (of which Orchard Associates had a 79.1667 interest) of previously incurred development costs based upon certain future earnings of the property (as defined). In December 1996, the joint venture received a final settlement of $2,450,000 (of which the Partnership share was $969,796) of such development costs related to the sale of the Old Orchard Shopping Center.

     In 1996, OOUV distributed to Orchard Associates $1,389,210 in proceeds from the settlement of operating prorations. As a result, Orchard Associates distributed $694,605 to the Partnership representing its share of such operating prorations.

     JMB/NYC

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of 2 Broadway. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization.

In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia and York affiliates.




     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement generally deal with impacting the operations of the newly organized real estate investment trust. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement. The Partnership may either retain for working capital purposes or distribute all or portions of such funds upon return.

     Long Beach Plaza

     The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. The Partnership had initiated discussions with the first mortgage lender regarding a permanent modification of its mortgage loan secured by the property. In December 1994, the lender agreed to extend the maturity of the loan until August 1995. The Partnership has been unable to secure a permanent modification of the first and second notes from the lender. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title to the property is expected to transfer in 1997. Reference is made to Item 3 of this report for a discussion of the receivership proceeding. This will result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds in 1997. Reference is made to the Notes.

     PLAZA TOWER OFFICE BUILDING

     In accordance with the terms of the 1995 refinancing of the Plaza Tower Office Building, the Partnership is obligated to deposit into escrow $100,000 annually for five years to cover future tenant improvement obligations pursuant to a lease executed with a major tenant effective April 1996. Should the current tenant lease be terminated or amended such that the Partnership's obligation to the tenant is eliminated, such escrowed funds (plus interest earned thereon) would be released to the Partnership.

     The property is expected to operate at the break-even level for 1997. This is a result of the Partnership's decision to undertake a modest lobby renovation to be completed by the second quarter of 1997, which is included in the budgeted capital improvements amounts described above. The Partnership believes that this modest renovation is necessary to retain tenants whose leases are expiring in 1997, 1998 and 1999 for 56,679, 51,515 and 76,827 square feet, respectively, or 13%, 12% and 18% of the building, respectively. In addition, the renovation will better position the property with maximum marketing potential for a sale during 1997.

     SHERRY LANE PLACE

     All excess cash flow is remitted to the lender as additional debt service on the modified mortgage. Accordingly, the Partnership does not consider this investment to be a source of short-term liquidity.

     The Partnership has committed to a plan to sell or dispose of Sherry Lane Place office building not later than December 31, 1999. Accordingly, as of December 31, 1996, the Partnership has classified this property as held for sale or disposition in the accompanying consolidated financial statements, and therefore, the property will not be subject to continued depreciation.


     CARROLLWOOD APARTMENTS

     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) of the apartment complex notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The property manager obtained three competitive bids to repair the damage, each of which totalled approximately $1,400,000 (all bids were received prior to the tear out and reconstruction of the prototype building as discussed below). The exterminating company that had been treating the property for several years was notified of the extensive damage and was negotiating with the property manager and the venture partners its liability regarding the damage. In August 1996, the joint venture, in conjunction with the exterminating company, reached an agreement whereby one of the complex's twenty-seven buildings was chosen as a prototype building to better survey the termite damage. This building was analyzed and repaired at a total cost of $69,430. The joint venture and the exterminating company then commenced negotiating regarding a possible settlement for the entire complex. In December 1996, the exterminating company notified the Partnership of its desire to schedule a mediation between the parties in order to resolve certain disputes regarding the repair costs. On March 19, 1997, the joint venture and the exterminating company settled these issues and agreed on a settlement in principle in the amount of $637,500. Finalization of the settlement is subject to the execution of a definitive agreement by the parties. The joint venture will repair the property in 1997 at a total cost not expected to exceed $700,000. Although the joint venture has recorded for financial reporting purposes a liability for such repair costs, as a matter of prudent accounting practice, no amounts have been recorded as receivable from the exterminating company in the accompanying consolidated financial statements.

     THE GLADES APARTMENTS

     On November 21, 1996, the Partnership sold the land and related improvements of the Glades Apartments. The sale price of the land and related improvements was $12,900,000. Reference is made to the Notes for a further description of the sale.

     MARSHALL'S AURORA PLAZA

     In February 1996, the Partnership was notified by TJX, the new owner of the Marshall's store, of its intent to sublease or assign its lease as permitted by Marshall's current lease agreement. The Partnership was working with TJX to secure another tenant for its 28,000 square foot store and issued a proposal for a replacement tenant. In May 1996, the Partnership was notified that an agreement in principle was reached between TJX and a national retailer specializing in crafts and hobby supplies, whereby TJX will assign its lease to the national retailer. Subsequently, in February 1997, a sublease was executed between the parties. The new tenant is scheduled to open in May 1997. This transaction is not expected to have an adverse financial impact on the property and the new national retailer's store, when open, is expected to generate additional traffic to the center.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments at December 31, 1996 as compared to December 31, 1995 is primarily due to $1,300,000 in excess cash flow generated at the Copley Place multi-use complex that was held at December 31, 1995 and then subsequently submitted to the lender in 1996 as required by the terms of the loan modification agreement. Additionally, the Partnership contributed approximately $1,900,000 to JMB/NYC pursuant to the terms of the indemnification agreement, partially offset by the proceeds received from the sale of Glades Apartments.

     The decrease in restricted funds and the corresponding decrease in tenant security deposits at December 31, 1996 as compared to December 31, 1995 is primarily due to a refund of a $1,010,000 security deposit to a large tenant upon the renewal of their lease at Copley Place, partially offset by restricted cash held by the appointed receiver of Long Beach Plaza Shopping Center.

     The decrease in rents and other receivables at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of rental collections at the Copley Place multi-use complex.

     The increase in escrow deposits at December 31, 1996 as compared to December 31, 1995 is primarily due to the excess cash flow being generated from the Copley Place multi-use complex and deposited with the lender as required by the loan modification.

     The decrease in investment properties at December 31, 1996 as compared to December 31, 1995 is primarily due to the sale of the Glades Apartments in November 1996 and the provisions for value impairment recorded at Long Beach Plaza in 1996.

     The decrease in investment in unconsolidated ventures, at equity at December 31, 1996 as compared to December 31, 1995 is primarily due to a reduction of the Partnership's paid-in-capital obligation to Carlyle Managers, Inc. and Carlyle Investors, Inc.




     The increase in venture partners' deficits in ventures at December 31, 1996 as compared to December 31, 1995 is primarily due to the allocation to the venture partner of its share of operating losses being incurred at the Copley Place multi-use complex.

     The increase in accounts payable at December 31, 1996 as compared to December 31, 1995 is primarily due to a recorded liability at Carrollwood Apartments relating to the estimated repair costs of the subterranean termite damage at the property as discussed above.

     The increase in unearned rents at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of receipt of rental income at the Copley Place multi-use complex.

     The increase in accrued interest at December 31, 1996 as compared to December 31, 1995 is primarily due to the continued suspension of debt service payments on the long-term mortgage loan secured by Long Beach Plaza and the accrual of interest on the deficit loans at the Copley Place multi-use complex.

     The decrease in the deficit balance of the investment in unconsolidated venture is due to the restructuring of the Partnership's indirect interest in JMB/NYC. The deficit balance of the investment in unconsolidated venture has been adjusted so as to reflect the proportionate exposure to the Partnership under its indemnification as more fully described in the Notes.

     The increase in long-term debt, less current portion at December 31, 1996 as compared to December 31, 1995 is primarily due to the accrual of long-term deferred interest of approximately $2,749,000 on the Copley Place mortgage note and the accrual of long-term deferred interest of approximately $9,577,000 on the Copley Place purchase price note partly offset by the repayment of the long-term mortgage loan secured by the Glades Apartments upon sale of that property.

     The decrease in venture partners' subordinated equity in venture at December 31, 1996 as compared to December 31, 1995 is due to the sale of the Glades Apartments in 1996.

     The increase in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to higher average occupancy at the Copley Place multi-use complex in 1996. The increase in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily attributable to the Registry of Motor Vehicles taking occupancy of approximately 129,000 square feet in August of 1995 at Copley Place multi-use complex, partially offset by the loss of IBM and John Hancock as tenants of the Copley Place multi-use complex during April and October 1994, respectively.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the decrease in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 are primarily due to lower average balances in short-term investments in 1996 and 1995 as a result of the February 1995 distribution to partners of previously undistributed sales proceeds of $11,094,473 and the February 1995 payment of $10,000,000 for previously deferred property management and leasing fees.

     The increase in mortgage and other interest for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the increase in mortgage and other interest for the year ended December 31, 1995 as compared to the year ended December 31, 1994 are due to the compounding of interest on the Copley Place purchase price note.

     The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the $13,100,000 value impairment recorded as of January 1, 1996 for the Long Beach Plaza Shopping Center as a result of the uncertainty of the




Partnership's ability to recover the net carrying value of the Long Beach Plaza Shopping Center from future operations or sale. It is also due to the suspension of depreciation expense on certain properties sold or considered held for sale or disposition.

     The increase in property operating expenses for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to higher real estate taxes (which are partially recoverable from tenants) at the Copley Place multi-use complex, as well as a $700,000 accrual recorded for the repair costs relating to the sub-terranean termite damage at Carrollwood Apartments. In 1996, the city of Boston reevaluated and increased the real estate taxes based on the increase in office occupancy of approximately 15%. The decrease in property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the decrease in assessed property value for the Copley Place multi-use complex, which lowered the property tax liability for this investment property in 1995.

     The decrease in professional services for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to lower audit and legal fees incurred.

     The increase in general and administrative expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.

     The provision for value impairment in the amount of $17,600,000 for the year ended December 31, 1996 is due to the uncertainty of the Partnership's ability to recover the net carrying value of the Long Beach Plaza Shopping Center from future operations or sale.

     The Partnership's share of income from operations of unconsolidated venture for the year ended December 31, 1996 is primarily due to the restructuring of the Partnership's indirect interests in JMB/NYC.

     The decrease in venture partners' share of loss from consolidated ventures' operations for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to improved operations at the Copley Place multi-use complex as a result of higher rental income due to increased average occupancy, partially offset by increased real estate taxes which are only partially recoverable from tenants.

     The gain of $5,484,249 on the sale or disposition of investment property for the year ended December 31, 1996 is the result of the Partnership's share of gain on sale of the Glades Apartments and the final settlement of OOUV's share of reimbursable development costs related to the sale of Old Orchard Shopping Center which was sold in September 1993. The net gain of $18,364,792 on sale or disposition of investment property for the year ended December 31, 1994 consists of a gain of $5,676,413 on the transfer of the University Park office building, a gain (net of venture partner's share) of $7,677,508 on the transfer of Gables Corporate Plaza office building, and a gain of $5,010,871 related to the sale of the Eastridge Apartments.

     The loss on sale of interest in unconsolidated ventures and the extraordinary item for the year ended December 31, 1995 and the related increase in the Partnership's deficit investment in unconsolidated venture at December 31, 1995 as compared to December 31, 1994 is primarily due to the 1995 sale of 2 Broadway and the related gain on the extinguishment of indebtedness.

     The gain on sale of interest in unconsolidated venture of $1,702,802 for the year ended 1994 is due to the Partnership selling its interest in the Old Orchard Shopping Center and the receipt of certain contingent amounts resulting from the sale.




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





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       AND CONSOLIDATED VENTURES


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated ventures at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
 Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  6,030,217        5,908,236
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . .        374,085        2,568,329
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . .      1,055,386        1,312,240
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .      2,576,860        2,963,711
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        262,562          289,250
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .     11,435,274        6,191,089
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .     21,734,384       19,232,855
Investment properties, at cost - Schedule III:
    Land and leasehold interests. . . . . . . . . . . . . . . . . . .          --          20,935,810
    Buildings and improvements. . . . . . . . . . . . . . . . . . . .          --         412,286,995
                                                                        ------------     ------------
                                                                               --         433,222,805
    Less accumulated depreciation . . . . . . . . . . . . . . . . . .          --         163,309,553
                                                                        ------------     ------------
          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . .          --         269,913,252

    Properties held for sale or disposition . . . . . . . . . . . . .    238,208,441            --
                                                                        ------------     ------------

          Total investment properties . . . . . . . . . . . . . . . .    238,208,441      269,913,252

Investment in unconsolidated ventures, at equity. . . . . . . . . . .        432,357        1,459,879
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      5,133,689        5,261,096
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        447,345          489,911
Venture partners' deficits in ventures. . . . . . . . . . . . . . . .     14,639,364       11,103,113
                                                                        ------------     ------------

                                                                        $280,595,580      307,460,106
                                                                        ============     ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $ 39,232,585       39,666,113
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      3,434,187        2,858,162
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .      4,238,789        4,249,390
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,633,263          600,610
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .     17,431,535       13,252,892
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .      1,475,510        1,330,231
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .     67,445,869       61,957,398
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        800,941        1,704,872
Investment in unconsolidated venture, at equity . . . . . . . . . . .      4,265,510       84,764,207
Long-term debt, less current portion. . . . . . . . . . . . . . . . .    384,098,834      382,303,505
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .    456,611,154      530,729,982
Venture partners' subordinated equity in venture. . . . . . . . . . .          --             329,169
Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (19,776,680)     (21,515,491)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (1,149,967)      (1,149,967)
                                                                        ------------     ------------
                                                                         (20,925,647)     (22,664,458)
                                                                        ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    326,224,167      326,224,167
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (440,355,677)    (486,200,337)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (40,958,417)     (40,958,417)
                                                                        ------------     ------------
                                                                        (155,089,927)    (200,934,587)
                                                                        ------------     ------------
          Total partners' capital (deficits). . . . . . . . . . . . .   (176,015,574)    (223,599,045)
                                                                        ------------     ------------
                                                                        $280,595,580      307,460,106
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 68,293,433       65,729,288      64,648,336
  Interest income . . . . . . . . . . . . . . . . .         800,510        1,034,061       1,320,941
                                                       ------------     ------------    ------------
                                                         69,093,943       66,763,349      65,969,277
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .      39,959,842       38,615,594      37,651,732
  Depreciation. . . . . . . . . . . . . . . . . . .      10,267,305       13,784,147      13,753,198
  Property operating expenses . . . . . . . . . . .      39,183,796       35,234,465      37,293,007
  Professional services . . . . . . . . . . . . . .         323,882          647,443         547,566
  Amortization of deferred expenses . . . . . . . .       1,570,746        1,421,951       1,525,373
  General and administrative. . . . . . . . . . . .         695,947          781,049         609,249
  Provision for value impairment. . . . . . . . . .      17,600,000            --              --
                                                       ------------     ------------    ------------

                                                        109,601,518       90,484,649      91,380,125
                                                       ------------     ------------    ------------
       Operating earnings (loss). . . . . . . . . .     (40,507,575)     (23,721,300)    (25,410,848)
Partnership's share of income (loss) from
  unconsolidated ventures (including income
  from restructuring of $78,704,658
  in 1996). . . . . . . . . . . . . . . . . . . . .      79,070,546       (6,600,158)     (6,271,489)
Venture partners' share of earnings (loss) from
  consolidated ventures' operations . . . . . . . .       3,536,251        4,588,759       5,659,744
                                                       ------------     ------------    ------------
        Net operating earnings (loss) . . . . . . .      42,099,222      (25,732,699)    (26,022,593)
Gain (loss) on sale or disposition of investment
  properties, net of venture partners'
  share of ($329,169) in 1996 and $2,887,659
  in 1994 . . . . . . . . . . . . . . . . . . . . .       5,484,249            --         18,364,792
Partnership's share of gain (loss)
  on sale of property or interest
  in property of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . .           --         (14,789,529)      1,702,082
                                                       ------------     ------------    ------------
        Earnings (loss) before extraordinary items.      47,583,471      (40,522,228)     (5,955,719)





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Extraordinary items . . . . . . . . . . . . . . . .           --          15,632,407         996,126
                                                       ------------     ------------    ------------

       Net earnings (loss). . . . . . . . . . . . .    $ 47,583,471      (24,889,821)     (4,959,593)
                                                       ============     ============    ============

Net earnings (loss) per limited partnership
  interest:
    Net operating earnings (loss) . . . . . . . . .    $     110.42           (67.47)         (68.22)
    Gain (loss) on sale or disposition of
      investment properties and
      extinguishment of debt. . . . . . . . . . . .           14.83            --              49.66
    Share of gain (loss) on sale of
      property or interest in property
      of unconsolidated ventures. . . . . . . . . .           --              (39.99)           4.60
    Extraordinary items . . . . . . . . . . . . . .           --               42.27            2.69
                                                       ------------     ------------    ------------

      Net earnings (loss) . . . . . . . . . . . . .    $     125.25           (65.19)         (11.27)
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




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                        NET                                    NET OF        NET
            CONTRI-   EARNINGS      CASH                      OFFERING     EARNINGS       CASH
            BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
            -------  ---------- ------------- -----------  ------------ ------------  -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1993 . . . .$1,000 (19,664,338)  (1,039,022)(20,702,360)  326,224,167  (458,202,076)  (29,974,889)(161,952,798)
Net earn-
 ings (loss).  --      (830,274)       --       (830,274)        --       (4,129,319)        --     (4,129,319)
             ------ -----------   ---------- -----------   -----------  ------------   -----------   ----------
Balance
 (deficit)
 Decem-
 ber 31,
 1994 . . . . 1,000 (20,494,612)  (1,039,022)(21,532,634)  326,224,167  (462,331,395)  (29,974,889)(166,082,117)

Net earn-
 ings (loss).  --    (1,020,879)       --     (1,020,879)        --      (23,868,942)        --    (23,868,942)
Cash distri-
 butions
 ($30 per
 limited
 partnership
 interest). .  --         --        (110,945)   (110,945)        --            --      (10,983,528)(10,983,528)
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------





                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                GENERAL PARTNERS                                   LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                        NET                                    NET OF        NET
            CONTRI-   EARNINGS      CASH                      OFFERING     EARNINGS       CASH
            BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
            -------  ---------- ------------- -----------  ------------ ------------  -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1995 . . . . 1,000 (21,515,491)  (1,149,967)(22,664,458)  326,224,167  (486,200,337)  (40,958,417)(200,934,587)

Net earn-
 ings (loss).  --     1,738,811        --      1,738,811         --       45,844,660         --     45,844,660
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . . .$1,000 (19,776,680)  (1,149,967)(20,925,647)  326,224,167  (440,355,677)  (40,958,417)(155,089,927)
             ====== ===========   ========== ===========   ===========  ============   =======================

















                          See accompanying notes to consolidated financial statements.




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ 47,583,471      (24,889,821)     (4,959,593)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .      10,267,305       13,784,147      13,753,198
    Amortization of deferred expenses . . . . . . .       1,570,746        1,421,951       1,525,373
    Amortization of discount on long-term debt. . .         147,795          224,415         116,398
    Long-term debt - deferred accrued interest. . .      12,575,684       11,980,846      10,854,534
    Partnership's share of income (loss) from
      unconsolidated ventures (including income
      from restructuring of $78,704,658 in 1996). .     (79,070,546)       6,600,158       6,271,489
    Venture partners' share of consolidated
      ventures' operations. . . . . . . . . . . . .      (3,536,251)      (4,588,759)     (5,659,744)
    Gain on sale or disposition of investment
      properties. . . . . . . . . . . . . . . . . .      (5,484,249)           --        (18,364,792)
    Extraordinary items . . . . . . . . . . . . . .           --         (15,632,407)       (996,126)
    Partnership's share of (gain) loss on
      sale of property or interest in property
      of unconsolidated ventures. . . . . . . . . .           --          14,789,529      (1,702,082)
    Provision for value impairment. . . . . . . . .      17,600,000            --              --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . .         256,854         (828,006)         54,566
    Rents and other receivables . . . . . . . . . .         356,584          151,462         596,186
    Prepaid expenses. . . . . . . . . . . . . . . .          26,688           29,086          78,773
    Escrow deposits . . . . . . . . . . . . . . . .      (5,439,699)        (126,335)     (2,145,872)
    Accrued rents receivable. . . . . . . . . . . .          42,566           24,380         (27,002)
    Accounts payable. . . . . . . . . . . . . . . .         576,025          839,886        (378,883)
    Unearned rents. . . . . . . . . . . . . . . . .       1,099,239          (17,800)       (151,827)
    Accrued interest. . . . . . . . . . . . . . . .       4,476,029        4,140,326         521,403
    Accrued real estate taxes . . . . . . . . . . .         321,108         (425,059)       (309,189)
    Amounts due to affiliates . . . . . . . . . . .         789,399       (9,960,695)       (684,374)
    Tenant security deposits. . . . . . . . . . . .        (846,950)         938,939        (114,123)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       3,311,798       (1,543,757)     (1,721,687)
                                                       ------------     ------------    ------------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    properties, net of selling expenses . . . . . .       1,651,689            --         11,781,988
  Additions to investment properties. . . . . . . .      (4,337,187)      (3,246,082)     (1,796,484)
  Cash expended in disposition of
    investment properties . . . . . . . . . . . . .           --               --             (1,014)
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .       2,194,244       16,391,657       4,135,915
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .       1,679,901        1,186,046       1,702,082
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .      (2,009,693)           --            (10,000)
  Payment of deferred expenses. . . . . . . . . . .      (1,575,688)      (1,531,975)       (693,408)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      (2,396,734)      12,799,646      15,119,079
                                                       ------------     ------------    ------------
Cash flows from financing activities:
  Proceeds from refinancing of long-term debt . . .           --          14,900,000           --
  Principal payments on long-term debt. . . . . . .        (793,083)     (18,705,089)    (10,022,203)
  Venture partners' contributions to ventures . . .           --               --            814,568
  Distributions to limited partners . . . . . . . .           --         (10,983,528)          --
  Distributions to general partners . . . . . . . .           --            (110,945)          --
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .        (793,083)     (14,899,562)     (9,207,635)
                                                       ------------     ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .         121,981       (3,643,673)      4,189,757

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .             5,908,236  9,551,909       5,362,152
                                                       ------------     ------------    ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  6,030,217        5,908,236       9,551,909
                                                       ============     ============    ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1996             1995            1994
                                                       ------------     ------------    ------------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $ 21,830,425       22,733,319      26,150,776
                                                       ============     ============    ============
  Non-cash investing and financing activities:
    Reduction in investment in unconsolidated venture  $    800,000            --              --
                                                       ============     ============    ============
    Reduction in amounts due to affiliates. . . . .    $   (800,000)           --              --
                                                       ============     ============    ============

    Principal balance due on mortgages payable. . .    $      --               --          9,696,126
    Payment on long-term debt . . . . . . . . . . .           --               --         (8,700,000)
                                                       ------------     ------------    ------------
    Extraordinary items - non-cash gain recognized
      on forgiveness of indebtedness. . . . . . . .    $      --               --            996,126
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




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

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

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Eastridge Associates Limited Partnership ("Eastridge"), Copley Place Associates ("Copley Place"), Gables Corporate Plaza Associates ("Gables"), Carrollwood Station Associates, Ltd. ("Carrollwood"), Jacksonville Cove I Associates, Ltd. ("Glades") and Sherry Lane Associates ("Sherry Lane") in which the Partnership has certain preferential claims and rights as discussed below. The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The Partnership holds an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") which in turn owns an indirect approximate 4.9% interest in commercial real estate in the city of New York, New York consisting of the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties").

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's 25% indirect interest in JMB/NYC through Carlyle XIII Associates, L.P. Accordingly, the financial statements do not include the accounts of JMB/NYC or Carlyle-XIII Associates, L.P. Effective with the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"), JMB/NYC accounts for its indirect interest in the Properties on the cost basis of accounting as a result of JMB/NYC converting its ownership interest in the joint ventures which owned the Properties to a limited partner. As a limited partner, JMB/NYC has no future funding obligations (other than that related to a certain indemnification provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the Partnerships which own the Properties subsequent to the Effective Date. Accordingly, JMB/NYC (and the Partnership) have suspended loss recognition relative to their respective real estate investments and have reversed those previously recognized losses that the Partnership and JMB/NYC are no longer obligated to fund. The Partnership maintains a deficit balance in its investment in unconsolidated venture to reflect its maximum exposure under the indemnification agreement. The share of income from unconsolidated ventures in the accompanying Partnership financial statements includes the respective partnerships' proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring consisting primarily of the reversal of previously recognized losses as noted above and the adjustments necessary to record the restructuring. JMB/NYC utilized the equity method to account for such investments prior to the Effective Date.





     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:






                                                      1996                             1995
                                      ------------------------------   ------------------------------
                                                          TAX BASIS                        TAX BASIS
                                       GAAP BASIS        (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------       ----------      -----------      ----------
Total assets. . . . . . . . . . . .   $280,595,580       66,129,981      307,460,106      69,275,776

Partners' capital accounts
  (deficits):
     General partners . . . . . . .    (20,925,647)     (29,981,225)     (22,664,458)    (30,958,036)
     Limited partners . . . . . . .   (155,089,927)    (263,290,961)    (200,934,587)   (263,807,168)

Net earnings (loss):
     General partners . . . . . . .      1,738,811          976,751       (1,020,879)          8,200
     Limited partners . . . . . . .     45,844,660          516,267      (23,868,942)    (36,054,854)

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         125.25             1.41           (65.19)         (98.47)
                                      ============     ============     ============    ============





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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,500,762 and $2,194,000 at December 31, 1996 and 1995,
respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (as amended), requires certain large public entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt secured by the Long Beach Plaza has been classified by the Partnership as a current liability at December 31, 1996 because the debt has now matured, and a receiver has been appointed for the property for the benefit of the lender. The Partnership considers the disclosure of the SFAS 107 value of such debt to be impracticable. The remaining debt, with a carrying balance of $389,683,191, has been calculated to have an SFAS 107 value of $332,287,787 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment, and the inability to obtain comparable financing due to previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such assumed debt amounts reported. The Partnership has no other significant financial instruments.





     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Fifteen properties have been sold or disposed of by the Partnership as of December 31, 1996. All of the remaining properties owned at December 31, 1996 were operating and held for sale or disposition. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisi-tion costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                           YEARS
                                                           -----

     Building and Improvements -- straight-line . .          30
     Personal property -- straight-line . . . . . .           5
                                                             ==

     Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or sold or disposed of during the past three years were ($30,174,664), ($14,205,821) and ($17,487,132), respectively, for the years ended December 31, 1996, 1995 and 1994. In addition, the accompanying consolidated financial statements include $0, ($2,399,842) and $7,919,052, respectively, of the Partnership's share of total property operations of $0, ($10,321,904) and $34,060,437 of unconsolidated properties held for sale or disposition as of December 31, 1996 or sold or disposed of in the past three years.

     All investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership. A portion of the long-term debt on the Copley Place multi-use complex represents a mortgage loan which is subordinated to the existing senior mortgage loan.

     VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to four operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $152,831,130 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership has acquired, through the above ventures, one apartment complex, four office buildings, and a multi-use complex. In most instances, the joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from the Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Certain of the venture properties have been financed under various long-term debt arrangements as described below.

     The Partnership in certain cases has a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest relates to a negotiated rate of return on contributions made by the Partnership. After the Partnership receives its preferential return, the venture partner is generally entitled to a non-cumulative return on its interest in the venture; net cash receipts are generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1996, 1995 and 1994, two, two and three, respectively, of the ventures' properties produced net cash receipts. In addition, the Partnership in certain cases has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

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


INVESTMENT PROPERTIES

     LONG BEACH PLAZA

     The Partnership purchased Long Beach Plaza located in Long Beach, California for $45,839,458 (net of discount on long-term debt of $10,330,542). The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $47,624,000 at December 31, 1996 and approximately $44,220,000 at December 31, 1995 have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver for the property was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title is expected to be transferred in 1997. This will result in the Partnership no longer having an ownership interest in such property and will result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1997.

     On adoption of SFAS 121 as described above, the Partnership recorded a provision for value impairment of $13,100,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate on the property's net operating income. As of July 1, 1996, the Partnership had committed to a plan to dispose of Long Beach Plaza. Accordingly, the Partnership classified this property as held for sale or disposition in the accompanying consolidated financial statements as of such date, and therefore, the property will not be subject to continuing depreciation. On December 31, 1996, the Partnership recorded an additional provision for value impairment of $4,500,000 to revise the estimated fair value, less costs to sell, of the property based on current net operating income.

     COPLEY PLACE

     The Partnership acquired in 1983, through a joint venture ("Copley Place Associates") with the developer, an interest in a portion of Copley Place, a multi-use complex in Boston, Massachusetts. Initially, the Partnership purchased its joint venture interest in the complex from the developer for consideration which included a purchase price note secured by the Partnership's interest in the joint venture. The purchase price note (the "Note") with an original balance of $20,000,000, bore interest at 11.5% per annum on a compounded basis. The unpaid balance of the Note at December 31, 1996 was $88,554,145. The Partnership had also made total cash contributions of $60,000,000 for its interest in Copley Place Associates. In December 1984, an affiliate of the Corporate General Partner of the Partnership acquired ownership of the joint venture partner.

As a result of such transaction, and subsequent assignments, the Note was held by an affiliate of the Corporate General Partner at December 31, 1996.

     The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return to 1989 and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner had loaned approximately $13,648,000 through December 31, 1996 to fund its required obligation. The loans (the "Deficit Loans") accrued interest at the contract rate based on the joint venture partner's line of credit. The line of credit bore interest at a floating rate (averaging 7.57% per annum at December 31, 1996). The outstanding principal and accrued interest were to be repaid from future available cash flow, as defined. During 1996, 1995 and 1994, the joint venture paid approximately $225,000, $1,518,000 and $3,597,000, respectively, of accrued interest on these loans. In May 1996, the venture used approximately $945,000 of Copley Place pre-loan modification cash reserves to repay a 1996 advance of approximately $720,000 from the joint venture partner with the remaining balance applied to accrued interest on the operating deficit loans discussed above.

     Operating profits and losses of the joint venture were allocated 50% to the Partnership and 50% to the joint venture partner.

     The joint venture agreement further provided that, in general, upon any sale or refinancing of the complex the first $60,000,000 of net proceeds would be distributed equally between the Partnership and the joint venture partner. The Partnership would then be entitled to receive an amount equal to any cumulative deficiencies of its annual preferred return of cash flow for 1990 and 1991 (balance at December 31, 1996 was $12,000,000). The Partnership would then be entitled to receive the next $190,000,000 plus an amount equal to certain interest which had been paid or was payable to the developer and its successors on the Note. The joint venture partner would have been entitled to receive the next $190,000,000 plus an amount equal to certain interest paid to it on the Note, with any remaining proceeds distributable equally to the Partnership and the joint venture partner. However, the Partnership was obligated to use its share of any sale or refinancing proceeds to satisfy, in full, the Note payable to the joint venture partner.





     The joint venture modified the existing first mortgage note effective March 1, 1992. The modification lowered the pay rate from 12% to 7-1/2% per annum through August 1998. The contract rate was lowered to 10% per annum through August 1993 and, further reduced to 8-1/2% per annum through August 1998. After each monthly payment, the difference between the contract interest rate on the outstanding principal balance on the loan, including the difference between deferred interest and interest paid at the applicable pay rate (as defined), was added to the principal balance and accrued interest at the contract interest rate. On September 1, 1996, the joint venture elected to pay mortgage interest using the contract rate of 8.5% rather than the pay rate of 7.5%. All outstanding principal, including the unpaid deferred interest, was due and payable on August 31, 1998. Any cash flow from the property, after all capital and leasing expenditures, but before payment of a portion of the property management fees, was escrowed for the purpose of paying for future capital and leasing requirements.

     As a result of the debt modification, the property produced cash flow since 1993. This cash flow had been escrowed for future potential leasing requirements as set forth in the loan modification.

     From and after 1986, substantially all of the joint venture partner's interest in the joint venture was owned by the Corporate General Partner. An affiliate of the Corporate General Partner managed the portion of the complex owned by the joint venture, pursuant to an agreement similar to those described above.

     During 1996, the Partnership and Copley Place Associates had committed to a plan to sell the property, and therefore, classified the property as held for sale at October 1, 1996. The property was not subject to continued depreciation as of such date. In 1996, the joint venture determined that receivables due from an affiliate were uncollectible. As a result, the joint venture wrote off these amounts in 1996.

     The Partnership's outstanding obligations on the Note and for the Deficit Loans, and the projected continuing accruals of additional interest on such amounts made it unlikely that the Partnership's interest in Copley Place Associates would ever be sold for an amount which would result in any net proceeds to the Partnership. The Partnership sold its interest on January 23, 1997. In order to provide the Partnership with incentive to consummate the sale of its interest, the joint venture partner, the holder of the Note and the Partnership executed an agreement whereby the net proceeds were distributed in a manner which permitted the Partnership to satisfy its obligations relative to the Note and the Deficit Loans and still realize some modest cash proceeds. In addition, the holder of the Note agreed on a discounted payoff of the Note. In general, the Partnership received $43,900,000 of sale proceeds, of which $34,000,000 was remitted to the holder of the Note as payment in full satisfaction of the Note. As a result, the Partnership was relieved of an approximately
$55,000,000 obligation.   The Partnership's obligation under the Deficit
Loans were next satisfied in full out of the Partnership's remaining sale proceeds. After the repayment of the Note and Deficit Loans, as discussed above, the Partnership's remaining net proceeds amounted to approximately $929,000, all of which was received in cash at closing. The Partnership currently intends to retain these funds as necessary working capital reserves.

     The effect on the Partnership's consolidated financial statements as a result of the sale will be to eliminate the Partnership's investment in Copley Place Associates and to recognize a gain on sale of the Partnership's interest in the consolidated venture of approximately $126,500,000 for financial reporting purposes in 1997. The Partnership also expects to recognize a gain on the sale of approximately $171,500,000 for Federal income tax purposes in 1997.





     JMB/NYC

     JMB/NYC is a limited partnership among Carlyle-XIII Associates, L.P., Carlyle-XIV Associates, L.P. and Property Partners, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 20% shareholder of Carlyle Managers, Inc. and related to this investment, the Partnership has an obligation to fund, on demand, $200,000 (reduced from $600,000 during 1996) of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The Partnership currently holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 20% shareholder. Related to this investment, the Partnership has an obligation to fund, on demand, $200,000 (reduced from $600,000 during 1996) of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 25%.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of 2 Broadway. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization.

In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia & York affiliates.

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement generally deal with impacting the operations of the newly organized real estate investment trust. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement. The Partnership may either retain for working capital purposes or distribute all or portions of such funds upon return.

     ORCHARD ASSOCIATES

     The Partnership's interest in Old Orchard Shopping Center (through Orchard Associates and Old Orchard Urban Venture ("OOUV") was sold in September 1993.

     OOUV was entitled to receive up to an additional $4,300,000 based upon certain events (as defined), all of which was earned and was subsequently received in 1994. Upon receipt, OOUV distributed the $4,300,000 to the respective partners based upon their percentage interests. OOUV could have received reimbursement, under certain conditions, of up to an additional $3,400,000 (of which Orchard Associates had a 79.1667 interest) of previously incurred development costs based upon certain future earnings of the property (as defined). In December 1996, OOUV received a final settlement of $2,450,000 (of which the Partnership's share was $969,796) of such development costs related to the sale of the Old Orchard Shopping Center.

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard Associates its share of the pre-sale settlement with Federated Department Stores of $288,452. As a result, Orchard Associates distributed to the




Partnership its share of the settlement of $144,226. In 1996, OOUV distributed to Orchard Associates proceeds of $1,389,210 from the settlement of operating prorations. As a result, Orchard Associates distributed $694,605 to the Partnership representing its share of such operating prorations. The Partnership intends to retain these funds for working capital purposes.

     OOUV and Orchard Associates had also entered into a contribution agreement whereby they agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation the distribution to OOUV of $4,300,000 and the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In September 1994, Orchard received its share of the contingent $4,300,000, as discussed above, and distributed to each of the respective partners their share ($1,702,082 to the Partnership) of such amount. The Partnership recognized a gain of $1,702,082 for financial reporting purposes and Federal income tax purposes in 1994. In December 1996, Orchard received its share of the earn out provision of $2,450,000, as discussed above, and distributed to each of the respective partners their share ($969,796 to the Partnership) of such amount. The Partnership recognized a gain of $870,837 for financial reporting purposes and for Federal income tax purposes in 1996.

     SHERRY LANE PLACE OFFICE BUILDING

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

     The Partnership has committed to a plan to sell or dispose of Sherry Lane Place office building not later than December 31, 1999. Accordingly, as of December 31, 1996, the Partnership has classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property will not be subject to continued depreciation.

     CARROLLWOOD APARTMENTS

     In September 1993, the venture refinanced with an unaffiliated third party lender the existing $7,200,000 mortgage loan. The new loan is in the amount of $7,455,000. In addition, the venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and has been subsequently funded by the operations of the venture. As of the date of this report, the escrow account has approximately $123,000 and no amounts have been withdrawn.





     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) of the apartment complex notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The property manager obtained three competitive bids to repair the damage, each of which totalled approximately $1,400,000 (all bids were received prior to the tear out and reconstruction of the prototype building as discussed below). The exterminating company that had been treating the property for several years was notified of the extensive damage and was negotiating with the property manager and the venture partners its liability regarding the damage. In August 1996, the joint venture, in conjunction with the exterminating company, reached an agreement whereby one of the complex's twenty-seven buildings was chosen as a prototype building to better survey the termite damage. This building was analyzed and repaired at a total cost of $69,430. The joint venture and the exterminating company then commenced negotiating regarding a possible settlement for the entire complex. In December 1996, the exterminating company notified the Partnership of its desire to schedule a mediation between the parties in order to resolve certain disputes regarding the repair costs. On March 19, 1997, the joint venture and the exterminating company settled these issues and agreed on a settlement in principle in the amount of $637,500. Finalization of the settlement is subject to the execution of a definitive agreement by the parties. The joint venture will repair the property in 1997 at a cost not expected to exceed $700,000. Although the joint venture has recorded for financial reporting purposes a liability for such repair costs, as a matter of prudent accounting practice, no amounts have been recorded as receivable from the exterminating company in the accompanying Consolidated Financial Statements.

     The Partnership has committed to a plan to sell or dispose of Carrollwood Apartments. Accordingly, as of December 31, 1996, the Partnership has classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property will not be subject to continued depreciation.

     MARSHALL'S AURORA PLAZA

     The long-term note secured by the Marshall's Aurora Plaza shopping center located in Aurora, Colorado reached its scheduled maturity in June 1993. The Partnership continued remitting debt service under the original terms of the loans until January 1994, when the Partnership reached an agreement with the current lender to modify and extend the existing long-term note. The modification, which became effective in November 1993, lowered the pay and accrual rates from 12.75% per annum to 8.375% per annum and extended the loan for a three year period to November 1996. Concurrent with the closing of the modification, the Partnership paid down the existing mortgage balance in the amount of $250,000. The Partnership initiated discussions with the first mortgage lender for a short-term extension of the mortgage loan. The lender agreed to a short-term loan extension until June 2, 1997 with the payment of a loan extension fee (paid on November 1, 1996) equal to 1.25% of the outstanding balance of approximately $5,368,000 or $67,100.

     As of December 31, 1996, the Partnership has committed to a plan to sell or dispose of Marshall's Aurora Plaza. Accordingly, the Partnership has classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property will not be subject to continued depreciation. However, if the Partnership is unable to sell the property by the revised maturity date of the loan (June 2, 1997), the Partnership will seek a further extension of such loan.

There can be no assurance that such an extension can be obtained.





     PLAZA TOWER

     The first mortgage loan secured by the Plaza Tower office building property matured on November 1, 1994. The Partnership reached an agreement for a short-term extension until January 1, 1995 upon paying a $15,000 extension fee to the existing lender. During January 1995, the Partnership reached another agreement with the existing lender for an extension until March 31, 1995 provided the Partnership pay down the principal balance by $1,500,000 and find an alternative source of financing. The Partnership continued to remit debt service during this period under the existing loan terms.

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

     The Partnership has committed to a plan to sell or dispose of Plaza Tower office building. Accordingly, as of December 31, 1996, the Partnership has classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property will not be subject to continued depreciation.

     ALLIED AUTOMOTIVE CENTER

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan.

     The Partnership had retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by the two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded land. The land was to be purchased by the buyer after the environmental clean-up was completed. The Partnership was informed that certain regulatory agencies have approved the clean-up of the site and approved the shut-down of the clean-up operation. On March 12, 1997, the Partnership sold the Parcel for approximately $682,000. The sale of this Parcel will result in gain for financial reporting and Federal income tax purposes in the first quarter of 1997.

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

     GABLES CORPORATE PLAZA

     Title to the property to the lender was transferred to the lender in January 1994 which resulted in net gain of approximately $3,793,000 for Federal income tax purposes without any net distributable proceeds in 1994.




     THE GLADES APARTMENTS

     The joint venture had been marketing the Glades Apartments for sale. The property was classified as held for sale or disposition as of April 1, 1996, and therefore, was not subject to continued depreciation. In July 1996, the joint venture signed a letter of intent to sell the property to an unaffiliated third party.

     On November 21, 1996, the Partnership sold the land and related improvements of the Glades Apartments. The purchaser was not affiliated with the Partnership or its General Partners and the sale price was determined by arm's-length negotiations. The sale price was $12,900,000 (before selling costs). The sale price was represented by the buyer's assumption of the first mortgage loan which, at closing, had an outstanding principal balance of $9,640,000, the payoff of the second mortgage which, at closing, had an outstanding principal balance of $1,187,420, and approximately $298,450 in brokerage commissions and selling expenses in connection with the sale. The balance of the purchase price was paid in cash at closing. The Partnership recognized a gain of $4,616,259 for financial reporting purposes and $8,135,436 for Federal income tax purposes in 1996.

LONG-TERM DEBT

     GENERAL

     In response to operating deficits incurred at certain properties, the Partnership has received mortgage note modifications on certain properties.

Certain of the modifications received have expired and others expire on various dates commencing June 1997. In addition, certain properties have loans with scheduled maturities commencing August 1998. Upon expiration of such modifications or at maturity, should the Partnership or its ventures be unable to secure new or additional modifications to or refinancing of the loans, based upon current and anticipated future market conditions, the Partnership may decide not to commit any significant additional amounts to these properties. This generally would result in the Partnership no longer having an ownership interest in such properties and may result in gain for financial reporting and Federal income tax purposes without any net distributable proceeds. Such decisions would be made on a property-by-property basis.





Long-term debt consists of the following at December 31, 1996 and 1995:
                                                                              1996            1995
                                                                          -----------     -----------
11.5% purchase price note payable to an affiliate;
  secured by Partnership's interest in the joint venture
  that owns Copley Place multi-use complex in Boston,
  Massachusetts; accruing interest through August 31,
  1998 when the entire balance was payable (satisfied
  in January 1997 at sale). . . . . . . . . . . . . . . . . . . . . .    $ 88,554,145      78,977,399

8.5% mortgage note (the note has been modified; due August
  1998; secured by Copley Place multi-use complex in
  Boston, Massachusetts; balance originally payable
  in monthly installments of principal and interest
  of $2,184,042 through September 30, 1993 and
  $1,306,321 through August 31, 1996 and $1,562,215
  thereafter (assumed by the purchaser of the property
  in January 1997). . . . . . . . . . . . . . . . . . . . . . . . . .     219,052,858     216,303,920

9.02% mortgage note; secured by the Plaza Tower office building, payable monthly, interest only, until October 2000 when the
  principal and any accrued interest is due . . . . . . . . . . . . .      14,900,000      14,900,000

8.5% mortgage note; secured by the Sherry Lane Place office building in Dallas, Texas; payable in monthly installments of interest only until April 1, 1998 when the remaining principal
  balance is payable (as remodified). . . . . . . . . . . . . . . . .      22,000,000      22,000,000

Contingent interest note; secured by the Sherry Lane
  Place office building in Dallas, Texas; contingent
  interest due annually equal to the excess cash flow
  of the property (as defined); due April 1, 1998 . . . . . . . . . .      18,003,538      18,158,558

13% mortgage note (in default) secured by the Long Beach Plaza shopping center in Long Beach, California; payable
  in monthly installments of principal and interest
  of $372,583 originally due June 27, 1994 and
  subsequently extended to August 31, 1995 when the
  remaining principal balance of $33,734,354 was
  payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,734,354      33,734,354





                                                                              1996            1995
                                                                          -----------     -----------
Other mortgage loans:
  Long Beach Plaza Shopping Center, non-interest bearing, (net of $8,686,860 and $8,834,655 unamortized discount at 12%
    at December 31, 1996 and 1995, respectively), due 2014. . . . . .       1,313,140       1,165,345

  Marshalls Aurora Plaza Shopping Center, 8.375%;
    payable in monthly installments of principal and
    interest until November 1, 1996 and subsequently
    extended to June 2, 1997 when the remaining principal
    balance is payable.  (The note has been modified) . . . . . . . .       5,282,757       5,601,708

  Glades apartment complex, 6.1%, due 2002
    (satisfied in November 1996). . . . . . . . . . . . . . . . . . .          --           9,737,500

  Glades apartment complex, 6% (plus,
    subsequent to April 1995, 50% of cash flows
    (as defined)), originally accruing interest through
    October 1, 2002 (satisfied in November 1996). . . . . . . . . . .           --            950,262

  Carrollwood apartment complex, 7.45%,
    due August 1998 . . . . . . . . . . . . . . . . . . . . . . . . .       6,842,195       7,042,140

  Other (satisfied in January 1997) . . . . . . . . . . . . . . . . .      13,648,432      13,398,432
                                                                         ------------     -----------
          Total debt. . . . . . . . . . . . . . . . . . . . . . . . .     423,331,419     421,969,618
          Less current portion of long-term debt. . . . . . . . . . .      39,232,585      39,666,113
                                                                         ------------     -----------
          Total long-term debt. . . . . . . . . . . . . . . . . . . .    $384,098,834     382,303,505
                                                                         ============     ===========





     Included in the above total long-term debt is $84,795,053 and $72,714,370 for 1996 and 1995, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the various notes.

     Five year maturities of long-term debt are as follows:

                 1997 . . . . . . . . . . . . . .   $  39,232,585
                 1998 . . . . . . . . . . . . . .      46,630,153
                 1999 . . . . . . . . . . . . . .           --
                 2000 . . . . . . . . . . . . . .      14,900,000
                 2001 . . . . . . . . . . . . . .           --
                                                     ============

     Due to the sale of Copley Place Associates on January 23, 1997, the above schedule excludes the maturity of long-term debt related to this investment property.


PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale of investment properties are to be allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital account deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale of properties are to be allocated 1% to the General Partners. The remaining profits and losses will be allocated to the Holders of Interests.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership. Distributions of "Net cash receipts" of the Partnership are allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee to the Corporate General Partner for services in managing the Partnership).

     The Partnership Agreement provides that the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property of up to 3% of the selling price of a property, and that the remaining net proceeds for any property sold be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners are entitled to receive 1% until the Holders of Interests (i) have received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) and (ii) have received cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive distributions to the above levels. As of the date of this report, the General Partners have received $123,891 in distributions of net sale proceeds.






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

     The Long Beach Plaza in Long Beach, California, Plaza Tower office building in Knoxville, Tennessee and Eastridge Apartments in Tucson, Arizona (prior to its sale in June 1994), University Park office building in Sacramento, California, (prior to transferring the property to the lender in January 1994), Sherry Lane Place office building in Dallas, Texas, Glades Apartments in Jacksonville, Florida and Gables Corporate Plaza in Coral Gables, Florida (prior to the lender appointing a receiver in May 1993) were managed by an affiliate of the Corporate General Partner until December 1994 for a fee equal to a percentage of defined gross income from the property. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Plaza Tower office building and the Sherry Lane office building on the same terms that existed prior to the assignment.


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership and its consolidated ventures' principal assets are two office buildings, two shopping centers, a multi-use complex and one apartment complex. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Apartment complex leases in effect at December 31, 1996 are generally for a term of one year or less and provide for annual rents of approx-imately $1,966,000.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

               Shopping centers:
                 Cost . . . . . . . . . . . . .  $ 35,145,235
                 Accumulated depreciation . . .   (20,059,290)
                                                 ------------
                                                   15,085,945
                                                 ------------
               Office buildings:
                 Cost . . . . . . . . . . . . .         72,878,267
                 Accumulated depreciation . . .   (27,829,919)
                                                 ------------
                                                   45,048,348
                                                 ------------




               Multi-use complex:
                 Cost . . . . . . . . . . . . .         290,724,496
                 Accumulated depreciation . . .  (118,070,415)
                                                 ------------
                                                  172,654,081
                                                 ------------
               Apartment complex:
                 Cost . . . . . . . . . . . .       9,061,349
                 Accumulated depreciation . . .    (3,641,282)
                                                 ------------
                                                    5,420,067
                                                 ------------
                         Total. . . . . . . . .  $238,208,441
                                                 ============

     Minimum lease payments receivable including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                1997. . . . . . . . . . . .   $14,550,595
                1998. . . . . . . . . . . .    10,804,653
                1999. . . . . . . . . . . .     8,675,516
                2000. . . . . . . . . . . .     6,735,829
                2001. . . . . . . . . . . .     5,472,849
                Thereafter. . . . . . . . .    14,320,246
                                              ===========

     Due to the sale of the Partnership's interest in Copley Place Associates on January 23, 1997, the above schedule excludes future lease payments related to this investment property.

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $725,568, $675,043 and $526,850 for the years ended December 31, 1996, 1995 and 1994, respectively.

     LEASES - AS PROPERTY LESSEE

     The following lease agreements have been determined to be operating leases:

     The Partnership owns the leasehold rights to the parking structure adjacent to the Long Beach, California shopping center. The lease has an initial term of 50 years which commenced in 1981 with one 49-year renewal option exercisable by a local municipal authority. The lease provides for annual rental of $745,000, which is subject to decrease based on formulas which relate to the amount of real estate taxes assessed against the shopping center and the parking structure. The rental expense for 1996, 1995 and 1994 under the above operating lease was $424,783, $633,548 and $538,159, respectively, and consisted exclusively of minimum rent.

     The Copley Place venture had leased the air rights over the Massachusetts Turnpike located beneath the Boston, Massachusetts multi-use complex. The lease had a term of 99 years which commenced in 1978. The total rent due under the terms of the air rights lease was prepaid by the seller and was being amortized over the term of the air rights lease.


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




     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                            1996      1995       1994        1996
                         ---------- ---------  ---------  ------------
Property management
 and leasing fees . . . .$1,575,148 1,459,783  1,195,147   2,821,503
Insurance commissions . .    67,579    65,185     55,542       --
Reimbursement (at cost)
 for accounting services.    23,862   164,441    220,159       6,111
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .    40,841    74,396     69,775       8,528
Reimbursement (at cost)
 for legal services . . .    18,386     9,267     20,977       5,076
Reimbursement (at cost)
 for administrative
 charges and other out-
 of-pocket expenses . . .    91,596   208,625      1,372      52,777
                         ---------- ---------  ---------   ---------

                         $1,817,412 1,981,697  1,562,972   2,893,995
                         ========== =========  =========   =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,822,000, approximately $8 per $1,000 interest) at December 31, 1996 has been deferred. All amounts currently payable do not bear interest and are expected to be paid in future periods. All property management fees and leasing fees are being paid currently. In February 1995, the Partnership paid $10,000,000 of previously deferred property management and leasing fees to an affiliate of the General Partner.

     Reference is made to the JMB/NYC discussion above regarding the Partnership's obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). These obligations were reduced to $200,000 and $200,000, respectively. As of December 31, 1996, these obligations bore interest at 5.93% per annum and cumulative interest accrued on these obligations was $236,929.

     The affiliated joint venture partner was obligated through December 31, 1991 to loan amounts (the "Deficit Loans") to pay for any operating deficits (as defined) of Copley Place. Through December 31, 1996, the affiliated joint venture partner had loaned approximately $13,648,000 at an interest rate based on its line of credit, which bore interest at a floating rate (averaging 7.57% per annum at December 31, 1996). During 1996, approximately $1,234,000 of interest accrued on these loans, and the joint venture paid approximately $225,000 of accrued interest (including a portion accrued from a prior year) on these loans. As of January 23, 1997, these Deficit Loans were paid in full as discussed below.





     The consideration paid by the Partnership for its interest in Copley Place Associates included a purchase price note with an original principal balance of $20,000,000 and bearing interest at 11.5% per annum (the "Note"). The unpaid balance of the Note at December 31, 1996 was $88,554,145 and was payable to an affiliate of the Corporate General Partner, as discussed above.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for JMB/NYC as of and for the years ended December 31, 1996 and 1995 (combined to include its unconsolidated ventures through December 31, 1995) is as follows:

                                             1996            1995
                                         ------------    ------------

Current assets. . . . . . . . . . . .    $     27,859      13,898,980
Current liabilities (includes
 $902,603,491 of current portion
 of long-term debt at December 31,
 1995)  . . . . . . . . . . . . . . .           --       (930,523,456)
                                         ------------    ------------
   Working capital (deficit). . . . .          27,859    (916,624,476)
                                         ------------    ------------
Investment property, net. . . . . . .           --        649,606,970
Escrow deposits . . . . . . . . . . .       7,937,459           --
Accrued rent receivable . . . . . . .           --         52,194,637
Deferred expenses . . . . . . . . . .           --         18,168,925
Other liabilities . . . . . . . . . .     (91,313,934)    (85,039,094)
Investment in partnership . . . . . .     (25,000,000)          --
Venture partners' deficit . . . . . .      79,838,583     207,040,770
                                         ------------    ------------
   Partnership's capital (deficit). .    $(28,510,033)    (74,652,268)
                                         ============    ============
Represented by:
 Invested capital . . . . . . . . . .    $ 45,737,708      43,728,411
 Cumulative net losses. . . . . . . .     (64,873,992)   (109,006,930)
 Cumulative cash
    distributions . . . . . . . . . .      (9,373,749)     (9,373,749)
                                         ------------    ------------
                                         $(28,510,033)    (74,652,268)
                                         ============    ============
Total income. . . . . . . . . . . . .    $228,184,030     163,838,267
                                         ============    ============
Expenses applicable to operating loss    $ 11,202,134     180,511,256
                                         ============    ============
Net income (loss) (including income
 from restructuring of $220,431,722
 in 1996) . . . . . . . . . . . . . .    $216,981,896     (16,672,989)
                                         ============    ============





     During 1996, as a result of the adoption of the Plan, JMB/NYC adopted the cost method of accounting for its investments in unconsolidated ventures. Accordingly, JMB/NYC adjusted its deficit basis in the unconsolidated ventures to the extent of its share of the maximum obligation escrow of $25,000,000. The net income for the year ended December 31, 1996 includes $7,618,056 of income from operations through the Effective Date of which the Partnership's share is $1,904,514. The Partnership's capital (deficit) in JMB/NYC differs from its investment in unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses in JMB/NYC as a result of the restructuring of partnership interests.

     Total income and net loss for the year ended December 31, 1995 includes a loss on sale of investment property of $38,214,703, offset by an extraordinary gain on forgiveness of indebtedness of $62,529,627 related to the sale of the 2 Broadway building in September 1995.

     Also, for the year ended December 31, 1994, total income was $147,761,499, expenses applicable to operating loss were $183,850,523 and the net loss was $36,089,024 for JMB/NYC and the unconsolidated ventures.






                                                                                        SCHEDULE III
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1996

                                                  COSTS
                                               CAPITALIZED
                        INITIAL COST TO       SUBSEQUENT TO                  GROSS AMOUNT AT WHICH CARRIED
                        PARTNERSHIP (a)        ACQUISITION                       AT CLOSE OF PERIOD (b)
                    ------------------------- -------------               -----------------------------------
                      LAND AND    BUILDINGS       LAND         PROVISION    LAND AND   BUILDINGS
             ENCUM-   LEASEHOLD     AND       BUILDINGS AND    FOR VALUE   LEASEHOLD      AND
DESCRIPTION  BRANCE   INTEREST   IMPROVEMENTS IMPROVEMENTS   IMPAIRMENT(g)  INTEREST  IMPROVEMENTS  TOTAL(h)
-------------------- ----------- --------------------------   -----------  ---------- ------------ ----------
APARTMENT
 BUILDINGS:
Tampa,
 Florida
 (d). . . . .$ 6,842,1951,092,010   7,408,618       560,720         --      1,092,010    7,969,338  9,061,348
OFFICE
 BUILDINGS:
Knoxville,
 Tennessee
 (e). . . . .14,900,000   --       28,884,725     5,132,485         --      1,508,417   32,508,793 34,017,210






                                                  COSTS
                                               CAPITALIZED
                        INITIAL COST TO       SUBSEQUENT TO                  GROSS AMOUNT AT WHICH CARRIED
                        PARTNERSHIP (a)        ACQUISITION                       AT CLOSE OF PERIOD (b)
                    ------------------------- -------------               -----------------------------------
                      LAND AND    BUILDINGS       LAND         PROVISION    LAND AND   BUILDINGS
             ENCUM-   LEASEHOLD     AND       BUILDINGS AND    FOR VALUE   LEASEHOLD      AND
DESCRIPTION  BRANCE   INTEREST   IMPROVEMENTS IMPROVEMENTS   IMPAIRMENT(g)  INTEREST  IMPROVEMENTS  TOTAL(h)
-------------------- ----------- --------------------------   -----------  ---------- ------------ ----------
Dallas,
 Texas (d). .40,003,5387,902,979   35,029,347   (4,209,066)         --      6,198,484   32,524,776 38,723,260
Southfield,
 Michigan
 (f). . . . .   --     1,715,373       --       (1,577,575)         --        137,798        --       137,798
SHOPPING
 CENTERS:
Long Beach,
 Califor-
 nia. . . . .35,047,4943,801,066   42,765,277   (2,765,245)   (17,600,000)  1,179,046   25,022,052 26,201,098
Aurora,
 Colorado . .5,282,757 2,035,721    6,674,891      233,525          --      2,035,721    6,908,416  8,944,137
MULTI-USE
 COMPLEX:
Boston,
 Massachu-
 setts
 (c)(d) . . .321,255,4354,769,913 271,584,219   14,370,364          --      4,769,912  285,954,584290,724,496
         ------------ ----------  -----------  -----------    -----------  ----------  ----------------------

  Total . . .$423,331,41921,317,062392,347,077  11,745,208    (17,600,000) 16,921,388  390,887,959407,809,347
         ============ ==========  ===========   ==========    ===========  ==========  ======================





                                                                              SCHEDULE III - CONTINUED
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1996


                                                                             LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                             STATEMENT OF         1996
                           ACCUMULATED             DATE OF        DATE        OPERATION       REAL ESTATE
DESCRIPTION               DEPRECIATION(i)       CONSTRUCTION    ACQUIRED   IS COMPUTED (h)       TAXES
-----------              ----------------       ------------   ----------  ---------------    -----------
APARTMENT BUILDINGS:
 Tampa, Florida (d) . . .       3,641,282           1984         12/16/83       5-30 years        208,007
OFFICE BUILDINGS:
 Knoxville, Tennessee
 (e). . . . . . . . . . .      13,389,019           1979         10/26/83       5-30 years        653,406
 Dallas, Texas (d). . . .      14,440,900           1983          12/1/83       5-30 years        690,205
 Southfield, Michigan (f)           --              1974          3/30/84       5-30 years          3,001
SHOPPING CENTERS:
 Long Beach, California .      16,925,470           1982          6/22/83       5-30 years        818,166
 Aurora, Colorado . . . .       3,133,820           1982           4/1/83       5-30 years        180,892
MULTI-USE COMPLEX:
 Boston, Massachusetts
  (c)(d). . . . . . . . .     118,070,415           1983           9/1/83       5-30 years      8,165,830
                             ------------                                                      ----------

     Total. . . . . . . .    $169,600,906                                                      10,719,507
                             ============                                                      ==========






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

                                               DECEMBER 31, 1996



---------------
Notes:
       (a) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (b) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $86,168,397.

       (c) Property operated under air rights prior to its sale on January 23, 1997.

       (d) Properties owned and operated by joint ventures.

       (e) The Partnership purchased the land underlying Plaza Tower office building in December 1985.

       (f) Property sold except for a 1.9 acre parcel.

       (g) A provision for value impairment of $13,100,000 was recorded January 1, 1996 at the Long Beach Plaza investment property.  On December 31, 1996, the Partnership recorded an additional provision for value impairment of
$4,500,000, as more fully described in the Notes.

       (h) During 1996, all the Partnership's remaining investment properties were classified as held for sale or disposition, as more fully described in the Notes.





                                                                              SCHEDULE III - CONTINUED
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1996

                                                            1996                1995                 1994
                                                        -------------       -------------       -------------

(h)  Reconciliation of real estate carrying costs:

     Balance at beginning of period . . . . . . . . .    $433,222,805         429,976,723         474,203,190
     Additions during period. . . . . . . . . . . . .       4,337,187           3,246,082           1,796,484
     Reductions during period . . . . . . . . . . . .     (12,150,645)              --            (46,022,951)
     Provisions for value impairment. . . . . . . . .     (17,600,000)              --                  --
                                                         ------------        ------------        ------------

     Balance at end of period . . . . . . . . . . . .    $407,809,347         433,222,805         429,976,723
                                                         ============        ============        ============


(i)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $163,309,553         149,525,406         149,914,951
     Depreciation expense . . . . . . . . . . . . . .      10,267,305          13,784,147          13,753,198
     Reductions during period . . . . . . . . . . . .      (3,975,952)              --            (14,142,743)
                                                         ------------        ------------        ------------

     Balance at end of period . . . . . . . . . . . .    $169,600,906         163,309,553         149,525,406
                                                         ============        ============        ============







ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 1996 and 1995.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any purchase or sale of real property (or any interest therein) of the Partnership.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.- XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Managers, Inc., the sole general partner of JMB/NYC.




     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public
Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc. a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of USC, Inc., as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 1996, the General Partners received distributions of $0, and the Corporate General Partner received no management fee. The General Partners received a share of Partnership gains for tax purposes aggregating $976,751 in 1996.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the Notes. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     An affiliate of the Corporate General Partner provided property management services during 1996 for the Long Beach Plaza in Long Beach, California and the Copley Place multi-use complex in Boston, Massachusetts, at various fees calculated based upon the gross income from the properties.

In 1996, such affiliate earned property management and leasing fees amounting to $1,575,148 for such services. As set forth in the Partnership Agreement, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,822,000, approximately $8 per $1,000 interest) at December 31, 1996 has been deferred. All amounts currently payable do not bear interest and are expected to be paid in future periods.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1996 aggregating $67,579 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership, all of which was paid at December 31, 1996. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1996, the Corporate General Partner of the Partnership or its affiliates were due reimbursement for such out-of-pocket expenses in the amount of $91,596, of which $52,777 was unpaid at December 31, 1996. The General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 1996 were $40,841, $18,386 and $23,862, respectively, of which $8,528, $5,076 and $6,111, respectively, was unpaid at December 31, 1996.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). During 1996, these obligations were reduced to $200,000 and $200,000, respectively. As of December 31, 1996, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $236,929.





     The affiliated joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined) of Copley Place. Through December 31, 1996, the affiliated joint venture partner had loaned approximately $13,648,000 at an interest rate based on its line of credit, which bore interest at a floating rate (averaging 7.57% per annum at December 31, 1996). During 1996, approximately $1,234,000 of interest accrued on these loans, and the joint venture paid approximately $225,000 of accrued interest (including a portion accrued from a prior year) on these loans. As of January 23, 1997, these Deficit Loans were paid in full as discussed above.

     The consideration paid by the Partnership for its interest in Copley Place Associates included a purchase price note with an original principal balance of $20,000,000 and bearing interest at 11.5% per annum (the "Note"). The unpaid balance of the Note at December 31, 1996 was $88,554,145 and was payable to an affiliate of the Corporate General Partner, as discussed in the Notes.





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

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:


                         NAME OF                           AMOUNT AND NATURE
                        BENEFICIAL                            OF BENEFICIAL                    PERCENT
TITLE OF CLASS            OWNER                                OWNERSHIP                       OF CLASS
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



                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

        (1) Financial Statements (See Index to Financial Statements filed with this annual report).

        (2)        Exhibits.

                  3-A.* Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, and which is hereby incorporated by reference.

                  3-B. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-12791) dated November 8, 1996.

                  4-A. Documents relating to the mortgage loan secured by the Copley Place multi-use complex, in Boston Massachusetts, are also hereby incorporated herein by reference to Post-Effective Amendment No. 2 in the Partnership's Registration Statement on Form S-11 (File No. 2-81125) dated June 9, 1983.

                  4-B.* Documents relating to the modification of the mortgage loan secured by the Copley Place multi-use complex are hereby incorporated herein by reference.

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





                  10-D. Documents relating to the sale by the Partnership of its interest in the Old Orchard Urban Venture are herein incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12791) for August 30, 1993, dated November 12, 1993.

                  10-E. Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates, L.P. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-F. Amended and Restated Certificate of Incorporation of Carlyle-XIV Managers, Inc., are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-G. Amended and Restated Certificate of Incorporation of Carlyle-XIII Managers, Inc., are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-H. $600,000 demand note between Carlyle-XIII
Associates, L.P. and Carlyle Managers, Inc., are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-I. $600,000 demand note between Carlyle-XIII
Associates, L.P. and Carlyle Investors, Inc., are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                  10-J. Assumption Agreements dated October 14, 1994 made by 237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., copies of which are herein incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

                  10-K. Assumption Agreements dated October 14, 1994 made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, copies of which are herein incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-12791) dated March 27, 1995.

                  10-L. Amendment No. 1 to the Agreement of Limited Partnership of Carlyle-XIII Associates, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.





                  10-M. Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

                  10-N. Agreement of Sale between 2 Broadway Associates, L.P. and 2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

                  10-O. Agreement of Conversion of 1290 Associates into 1290 Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

                  10-P. Agreement of Conversion of 237 Park Avenue Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

                  10-Q. Disclosure Statement for the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996 is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-12791) dated November 8, 1996.

                  10-R. Consent of Director of Carlyle-XIV Managers, Inc.
                        (known as Carlyle Managers, Inc.) dated October 31, 1996 is filed herewith.

                  10-S. Consent of Director of Carlyle-XIII, Managers, Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is filed herewith.

                  10-T. Allonge to demand note between Carlyle Real
Estate Limited Partnership - XIII and Carlyle Managers, Inc. dated October 31, 1996 is filed herewith.

                  10-U. Allonge to demand note between Carlyle Real Estate Limited Partnership - XIII and Carlyle Investors, Inc., dated October 31, 1996 is filed herewith.

                  10-V. Indemnification agreement between Property Partners, L.P., Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. dated as of October 10, 1996 is filed herewith.





                  10-W. Agreement of Limited Partnership of 237/1290
Lower Tier Associates, L.P. dated as of October 10, 1996 is filed herewith.

                  10-X. Amended and Restated Limited Partnership
Agreement of 237/1290 Upper Tier Associates, L.P. dated as of October 10, 1996 is filed herewith.

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

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                By:     A. LEE SACKS*
                        A. Lee Sacks, Director
                Date:   March 21, 1997

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 21, 1997


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 21, 1997




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                             EXHIBIT INDEX

                                                  Document
                                                Incorporated
                                                By Reference     Page
                                                ------------     ----
3-A.      Amended and Restated Agreement of
          Limited Partnership set forth as
          Exhibit A to the Prospectus                  Yes

3-B.      Acknowledgement of rights and duties
          of the General Partners of the
          Partnership between ABPP Associates,
          L.P. (a successor Associated General
          Partner of the Partnership) and
          JMB Realty Corporation as of
          December 31, 1995                            Yes

4-A.      Mortgage loan documents secured by the
          Copley Place multi-use complex               Yes

4-B.      Remodification of mortgage loan documents
          secured by Copley Place multi-use complex.   Yes

10-A.     Acquisition documents related to the
          Copley Place multi-use complex               Yes

10-B.     Documents related to the sale of Allied
          Automotive Center.                           Yes

10-C.     Agreement of Limited Partnership of
          Carlyle-XIII Associates L.P.                 Yes

10-D.     Documents relating to the sale of
          its interest in the Old Orchard
          Urban Venture                                Yes

10-E.     Second Amended and Restated Articles
          of Partnership of JMB/NYC Office
          Building Associates, L.P.                    Yes

10-F.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIV
          Managers, Inc.                               Yes

10-G.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIII
          Managers, Inc.                               Yes

10-H.     $600,000 demand note between
          Carlyle-XIII Associates, Ltd. and
          Carlyle Managers, Inc.                       Yes

10-I.     $600,000 demand note between
          Carlyle-XIII Associates, Ltd. and
          Carlyle Investors, Inc.                      Yes

10-J.     Assumption Agreements dated October 14,
          1994 made by 237 Park Avenue Associates
          and by 1290 Associates in favor and
          for the benefit of O&Y Equity Company,
          L.P., O&Y NY Building Corp. and JMB/NYC
          Office Building Associates, L.P.             Yes




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                       EXHIBIT INDEX - CONTINUED


                                                  Document
                                                Incorporated
                                                By Reference     Page
                                                ------------     ----

10-K.     Assumption Agreements dated October 14,
          1994 made by O&Y Equity Company, L.P.,
          and by O&Y NY Building Corp. and by
          JMB/NYC Office Building Associates, L.P.
          in favor and for the benefit of 2 Broadway
          Associates and 2 Broadway Land Company         Yes

10-L.     Amendment No. 1 to Carlyle-XIII
          Associates                                     Yes

10-M.     Amendment No. 1 to JMB/NYC Office
          Building Associates, L.P.                      Yes

10-N.     Agreement of Sale between 2 Broadway
          Associates, L.P. and 2 Broadway
          Acquisition Corp. dated August 10, 1995        Yes

10-O.     Agreement of Conversion of 1290
          Associates into 1290 Associates,
          L.L.C. dated October 10, 1995                  Yes

10-P.     Agreement of Conversion of 237 Park
          Avenue Associates into 237 Park Avenue
          Associates, L.L.C. dated October 10,
          1995                                           Yes

10-Q.     Disclosure statement for the Second
          Amended Joint Plan of Reorganization
          of 237 Park Avenue Associates, L.L.C.
          and 1290 Associates, L.L.C. dated
          August 9, 1996                                 Yes

10-R.     Consent of Director of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.) dated October 31,
          1996                                           No

10-S.     Consent of Director of Carlyle-XIII,
          Managers, Inc. (known as Carlyle
          Investors, Inc.) dated October 31,
          1996                                           No

10-T.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIII and Carlyle
          Managers, Inc. dated October 31,
          1996                                           No

10-U.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIII and Carlyle
          Investors, Inc., dated
          October 31, 1996                               No

10-V.     Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P. and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                               No




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                       EXHIBIT INDEX - CONTINUED

                                                  Document
                                                Incorporated
                                                By Reference     Page
                                                ------------     ----

10-W.**   Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996                   No

10-X.**   Amended and Restated Limited
          Partnership of 237/1290 Upper
          Tier Associates, L.P. dated
          as of October 10, 1996                         No

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

     ** FILED ON PAPER IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THESE AGREEMENTS ARE BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.