Form 10-K405/A
period 1996-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1997-04-08
CIK 711604

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                            FORM 10-K405\A

                            AMENDMENT NO. 1



           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
        (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following sections of its Report for December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                                PART IV
          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                        AND REPORTS ON FORM 8-K

                          Pages 69 through 72


                  EXHIBIT INDEX AND EXHIBITS THERETO


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII

                       BY:   JMB Realty Corporation
                             (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull
                             Senior Vice President






Dated:  April 8, 1997




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




            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                       EXHIBIT INDEX - CONTINUED

                                                  Document
                                                Incorporated
                                                By Reference     Page
                                                ------------     ----

10-W.     Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996                   No

10-X.     Amended and Restated Limited
          Partnership of 237/1290 Upper
          Tier Associates, L.P. dated
          as of October 10, 1996                         No

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