Form 10-Q
period 1997-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1997-05-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997             Commission file #0-12791




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    14



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    16

Item 3.    Defaults upon Senior Securities . . . . . . . . . . .    16

Item 5.    Other Information . . . . . . . . . . . . . . . . . .    17

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    18

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS
                                       MARCH 31, 1997 AND DECEMBER 31, 1996
                                                    (UNAUDITED)

                                                      ASSETS
                                                      ------
                                                                                  MARCH 31,       DECEMBER 31,
                                                                                     1997            1996
                                                                                -------------     -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .       $  5,898,459       6,030,217
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .            374,085         374,085
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . .            477,159       1,055,386
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .          1,687,338       2,576,860
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,407         262,562
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,078,072      11,435,274
                                                                                 ------------    ------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . .         10,523,520      21,734,384
                                                                                 ------------    ------------
Investment properties held for sale or disposition . . . . . . . . . . . .         65,954,286     238,208,441
                                                                                 ------------    ------------

Investment in unconsolidated ventures, at equity . . . . . . . . . . . . .            432,957         432,357
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,922,574       5,133,689
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .            446,652         447,345
Venture partners' deficits in ventures . . . . . . . . . . . . . . . . . .            145,816      14,639,364
                                                                                 ------------    ------------
                                                                                 $ 79,425,805     280,595,580
                                                                                 ============    ============




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (a limited partnership)
                                             and Consolidated Ventures
                                      Consolidated Balance Sheets (Continued)

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------
                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1997             1996
                                                                                -------------     -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .       $ 39,149,167      39,232,585
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,503,509       3,434,187
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . .          3,493,813       4,238,789
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            230,108       1,633,263
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,323,886      17,431,535
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .          1,449,588       1,475,510
                                                                                 ------------    ------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .         61,150,071      67,445,869
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .            674,881         800,941
Investment in unconsolidated venture, at equity. . . . . . . . . . . . . .          4,231,947       4,265,510
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .         62,826,773     384,098,834
                                                                                 ------------    ------------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        128,883,672     456,611,154

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .              1,000           1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .        (18,535,027)    (19,776,680)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .         (1,149,967)     (1,149,967)
                                                                                 ------------    ------------
                                                                                  (19,683,994)    (20,925,647)
                                                                                 ------------    ------------
  Limited partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .        326,224,167     326,224,167
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .       (315,039,623)   (440,355,677)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (40,958,417)    (40,958,417)
                                                                                 ------------    ------------
                                                                                  (29,773,873)   (155,089,927)
                                                                                 ------------    ------------
        Total partners' deficits . . . . . . . . . . . . . . . . . . . . .        (49,457,867)   (176,015,574)
                                                                                 ------------    ------------
                                                                                 $ 79,425,805     280,595,580
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                    (UNAUDITED)


                                                                                      1997             1996
                                                                                  ------------     ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 5,115,519       17,274,800
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        97,760          131,245
                                                                                   -----------      -----------
                                                                                     5,213,279       17,406,045
                                                                                   -----------      -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .     2,835,106        9,839,788
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           3,437,593
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     2,760,795        8,666,482
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,414           98,262
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       232,309          368,975
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .       169,842          233,218
  Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . . .         --          13,100,000
                                                                                   -----------      -----------
                                                                                     6,043,466       35,744,318
                                                                                   -----------      -----------
        Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . .      (830,187)     (18,338,273)
Partnership's share of gain (loss) from
  operations of unconsolidated ventures  . . . . . . . . . . . . . . . . . . . .        33,563       (1,397,756)
Venture partners' share of earnings (loss)
  from ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . . . .          (858)         952,941
                                                                                   -----------      -----------
        Net operating earnings (loss). . . . . . . . . . . . . . . . . . . . . .      (797,482)     (18,783,088)

Gain on sale or disposition of investment properties,
  net of venture partners' share . . . . . . . . . . . . . . . . . . . . . . . .    72,171,405            --
                                                                                   -----------      -----------
        Net earnings (loss) before extraordinary item. . . . . . . . . . . . . .    71,373,923      (18,783,088)

Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55,183,784            --
                                                                                   -----------      -----------

        Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $126,557,707      (18,783,088)
                                                                                  ============      ===========




                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                         1997           1996
                                                     ------------   ------------

        Net earnings (loss) per
         limited partnership interest:
          Net operating earnings (loss). . . . . .   $      (2.09)        (49.25)
          Gain on sale or disposition of
            investment properties, net of
            venture partners' share. . . . . . . .         195.21          --
          Extraordinary item . . . . . . . . . . .         149.26          --
                                                     ------------     ----------
              Net earnings (loss). . . . . . . . .   $     342.38         (49.25)
                                                     ============     ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . .   $      --             --
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

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                    (UNAUDITED)

                                                                                      1997              1996
                                                                                  ------------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $126,557,707      (18,783,088)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           3,437,593
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .       232,309          368,975
    Amortization of discount on long-term debt . . . . . . . . . . . . . . . . .        39,790           35,312
    Partnership's share of operations of unconsolidated
      ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (33,563)       1,397,756
    Venture partners' share of loss from ventures'
      operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           858         (952,941)
    Gain on sale or disposition of investment properties,
      net of venture partners' share . . . . . . . . . . . . . . . . . . . . . .   (72,171,405)           --
    Long-term debt - deferred accrued interest . . . . . . . . . . . . . . . . .       629,639        3,201,184
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . . .         --          13,100,000
    Working capital decrease related to sale of interest in
      investment property. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,318,702)          --
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (55,183,784)           --
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       578,227         (661,851)
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . .       152,932           39,104
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       120,566            --
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (550,001)        (371,038)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . .           693           13,683
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (771,936)      (1,165,613)
    Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .       439,843          195,033
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (146,136)        (115,938)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,096,041        1,437,292
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .       (25,922)          66,478
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        32,340          614,900
                                                                                  ------------      -----------
        Net cash provided by (used in) operating activities. . . . . . . . . . .    (1,320,504)       1,856,841
                                                                                  ------------      -----------





                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                      1997              1996
                                                                                  ------------      -----------
Cash flows from investing activities:
  Proceeds from sale of investment property, net of selling expenses . . . . . .     1,608,453            --
  Net sales and maturities (purchases) of short-term investments . . . . . . . .         --           1,009,532
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . .      (184,833)        (675,679)
  Partnership's distribution from unconsolidated ventures. . . . . . . . . . . .         --             262,500
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . . .          (600)           --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .       (94,440)        (343,923)
                                                                                  ------------      -----------
        Net cash provided by (used in) investing activities. . . . . . . . . . .     1,328,580          252,430
                                                                                  ------------      -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . .      (139,834)        (157,279)
  Advance from venture partner . . . . . . . . . . . . . . . . . . . . . . . . .         --             719,911
                                                                                  ------------      -----------
        Net cash provided by (used in) financing activities. . . . . . . . . . .      (139,834)         562,632
                                                                                  ------------      -----------
        Net increase (decrease) in cash and cash equivalents . . . . . . . . . .      (131,758)       2,671,903
        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . .     6,030,217        5,908,236
                                                                                  ------------      -----------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . .  $  5,898,459        8,580,139
                                                                                  ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . .  $  1,060,495        5,147,402
                                                                                  ============      ===========
  Non-cash investing and financing activities:
    Reduction of fixed assets, net of accumulated depreciation . . . . . . . . .  $172,438,988            --
    Reduction of working capital . . . . . . . . . . . . . . . . . . . . . . . .     9,495,504            --
    Reduction of security deposits . . . . . . . . . . . . . . . . . . . . . . .      (158,400)           --
    Reduction of deferred expenses . . . . . . . . . . . . . . . . . . . . . . .     3,073,245            --
    Reduction of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .  (325,088,763)           --
    Venture partners' share of gain. . . . . . . . . . . . . . . . . . . . . . .    14,492,690            --
    Gain on sale or disposition of interest in investment properties,
      net of venture partners' share . . . . . . . . . . . . . . . . . . . . . .    72,171,405            --
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    55,183,784            --
                                                                                  ------------     ------------
        Cash sales proceeds from sale of investment properties,
          net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . .  $  1,608,453            --
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

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1997 AND 1996

                                (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-12791) filed on March 21, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1996 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

     As of or during the year ended December 31, 1996, all the Partnership's remaining consolidated properties were classified as held for sale or disposition. The net results of operations for the three months ended March 31, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $(831,045) and $(17,385,332), respectively. In addition, the accompanying consolidated financial statements include $33,563 and $(1,397,756), respectively, of the Partnership's share of total property operations of $(797,482) and $(18,783,088) for unconsolidated properties for the three months ended March 31, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                                Unpaid at
                                                                March 31,
                                       1997        1996           1997
                                     -------     -------        ---------
Property management
 and leasing fees. . . . . . .       $  --       445,410        2,821,503
Insurance commissions. . . . .          --           242            --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties . .        43,671       5,618           27,240
                                     -------     -------        ---------
                                     $43,671     451,270        2,848,743
                                     =======     =======        =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($2,821,503 or approx-imately $8 per $1,000 Interest at March 31, 1997) has been deferred. All amounts currently payable do not bear interest and are expected to be paid in future periods. All property management fees and leasing fees are being paid currently. In April 1997, the Partnership paid $1,500,000 of previously deferred leasing fees to an affiliate of the General Partner.

     The Partnership was obligated to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of March 31, 1997, these obligations bore interest at 5.75% per annum and cumulative interest accrued on these obligations was $244,070.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). The new ownership structure gives control of the Properties to a newly-organized real estate investment trust ("REIT"). JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned at the termination of the indemnification agreement including interest earned on the government obligations.

     The Partnership's share of income from JMB/NYC for the period ending March 31, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase note due to the non-recourse nature of the note and that repayment of the outstanding balance of the note (including accrued interest) is dependent on cash flow from the Properties.

     COPLEY PLACE

     On January 23, 1997, through a series of transactions, the Partnership sold its entire partnership interest in Copley Place Associates.

     The Partnership's outstanding obligations on the $20,000,000 purchase price note (the "Note") which had a balance, including accrued and unpaid interest, of approximately $89,000,000 and for the $13,648,000 loans (the "Deficit Loans"), which including accrued and unpaid interest, aggregated approximately $17,942,000, and the projected continuing accruals of additional interest on such amounts made it unlikely that the Partnership's interest in Copley Place Associates would ever be sold for an amount which would result in any net proceeds to the Partnership. In order to provide the Partnership with incentive to consummate the sale of its interest, the joint venture partner, the holder of the Note and the Partnership executed an agreement whereby the net proceeds were distributed in a manner which permitted the Partnership to satisfy its obligations relative to the Note and the Deficit Loans and still realize some modest cash proceeds. In addition, the holder of the Note agreed on a discounted payoff of the Note.

In general, the Partnership received $43,900,000 of sale proceeds, of which $34,000,000 was remitted to the holder of the Note as payment in full satisfaction of the Note. As a result, the Partnership was relieved of an approximately $55,000,000 additional obligation on the Note. The Partnership's 50% share of the obligation under the Deficit Loans were next satisfied in full out of the Partnership's remaining sale proceeds. After the repayment of the Note and Deficit Loans, as discussed above, the Partnership's remaining net proceeds amounted to approximately $929,000, all of which was received in cash at closing. The Partnership currently intends to retain these funds for working capital.

     The effect on the Partnership's consolidated financial statements as a result of the sale is to eliminate the Partnership's investment in Copley Place Associates and to recognize a gain on sale of the Partnership's interest in the consolidated venture of approximately $71,629,613 for financial reporting purposes. In addition, as a result of the discounted payoff granted by the holder of the Note, the Partnership recognized an extraordinary gain of $55,183,784 for financial reporting purposes. In 1997, the Partnership will recognize a gain on the sale of approximately $171,500,000 for Federal income tax purposes.

     SHERRY LANE PLACE

     All excess cash flow is remitted to the lender as additional debt service on the modified mortgage. Accordingly, the Partnership does not consider this investment to be a source of short-term liquidity.

     MICHAEL'S AURORA PLAZA (MARSHALL'S)

     In February 1996, the Partnership was notified by TJX, the new owner of the Marshall's store, of its intent to sublease or assign its lease as permitted by Marshall's lease agreement. The Partnership was working with TJX to secure another tenant for its 28,000 square foot store and had issued a proposal for a replacement tenant. In May 1996, the Partnership was notified that an agreement in principle was reached between TJX and Michael's, a national retailer specializing in crafts and hobby supplies, whereby TJX will assign its lease to Michael's. Subsequently, in February 1997, a sublease was executed between the parties. The new tenant is scheduled to open in May 1997.

     If the Partnership is unable to sell the property by the revised maturity date of the loan (June 2, 1997), the Partnership will seek a further extension of such loan. There can be no assurance that such an extension can be obtained.

     FIRST TENNESSEE PLAZA (PLAZA TOWER)

     In accordance with the terms of the 1995 refinancing of the First Tennessee Plaza Office Building, the Partnership is obligated to deposit into escrow $100,000 annually for five years to cover future tenant improvement obligations pursuant to a lease executed with a major tenant effective April 1996. Should the current tenant lease be terminated or amended such that the Partnership's obligation to the tenant is eliminated, such escrowed funds (plus interest earned thereon) would be released to the Partnership.

     The property is expected to operate at the break-even level for 1997. This is a result of the Partnership's decision to undertake a modest lobby renovation to be completed by mid-1997. It is then anticipated that the property will be marketed for sale.

     CARROLLWOOD STATION APARTMENTS

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

     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The exterminating company that had been treating the property for several years was notified of the extensive damage and was negotiating with the property manager and the venture partners its liability regarding the damage. The joint venture and the exterminating company then commenced negotiating a possible settlement.

In December 1996, the exterminating company notified the Partnership of its desire to schedule a mediation between the parties in order to resolve certain disputes regarding the repair costs. During 1997, the joint venture and the exterminating company agreed on a settlement. Although the terms of the settlement agreement preclude the public dissemination of the settlement amount, such amount and the related costs of repair have been reflected in the accompanying consolidated financial statements. It is expected that the amount received from the settlement will cover substantially all costs of repair. Subsequently in April, the Partnership received the settlement amount and commenced the tear-out and reconstruction of the remainder of the property. This project is expected to be completed by August 1997. At that time, the joint venture will market the property for sale.

     LONG BEACH PLAZA

     The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $48,720,000 at March 31, 1997 and approximately $47,624,000 at December 31, 1996 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title to the property is expected to be transferred in 1997. This will result in the Partnership no longer having an ownership interest in the property and will result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1997.

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

     The Partnership had retained title to a defined 1.9 acre piece of land (the "Parcel"). On March 12, 1997, the Partnership sold the Parcel for approximately $680,000. The sale of this Parcel resulted in a gain for financial reporting and Federal income tax purposes of approximately $542,000 in the first quarter of 1997.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     In March 1997, some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 17,000 Interests at $10 per Interest. Such offer expired on April 10, 1997. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interest, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. With respect to the offer for Interests at $10 per Interest, the Special Committee, on behalf of the Partnership, recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. As of the date of this report, the Partnership is aware that .37% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     At March 31, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $5,898,000 and short-term investments of approximately $374,000. In April 1997, the Partnership paid $1,500,000 of previously deferred leasing fees to an affiliate of the General Partners. The remaining amounts are available for working capital requirements and potential leasing and tenant improvement costs at certain of the Partnership's investment properties as further described below. The Partnership has currently budgeted in 1997 approximately $2,489,000 for its share of tenant improvements and other capital expenditures. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions. The source of capital for such items and for both short-term and long-term future liquidity is expected to be through the net cash generated by certain of the Partnership's investment properties and through the sale or refinancing of certain of such investments. Potential other sources include escrow deposits required under the terms of certain loan modifications and other currently restricted funds. The Partnership does not consider its indirect interest in JMB/NYC or Long Beach Plaza to be significant sources of liquidity. The Partnership's and its ventures' mortgage obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of leasing and capital improvement costs at certain properties, the Partnership had suspended operating cash distributions to the Holders of Interests and the General Partners effective as of the first quarter of 1992. It is important to maintain liquidity in the Partnership in order to provide funds for potential future obligations or for opportunities to preserve or enhance the value of the remaining properties. Future distributions from operations, sales or refinancings will be dependent upon a combination of the current cash flow from the investment properties and the longer term capital requirements of the Partnership.

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

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in the Copley Place multi-use complex on January 23, 1997 and the sale of the Glades Apartments in November 1996. Reference is made to the note in the accompanying consolidated financial statements for a discussion of the sale of the Partnership's interest in the Copley Place multi-use complex.

     The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to the classification of the Partnership's investment properties as held for sale during 1996 and the corresponding suspension of depreciation charges in 1997.

     The provision for value impairment in the amount of $13,100,000 for the three months ended March 31, 1996 relates to the Long Beach Plaza Shopping Center.

     The Partnership's share of income from unconsolidated venture for the period ending March 31, 1997, is due to the restructuring of JMB/NYC's interests in Joint Ventures during 1996, whereby JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. Accordingly, JMB/NYC has suspended loss recognition relative to its real estate investments and has reversed those previously recognized losses that it is no longer potentially obligated to fund. The Partnership's share of income for the period ending March 31, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase notes due to the non-recourse nature of the notes and that repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow from the Properties.

     The gain on sale or disposition of investment properties, net of venture partners' share of $72,171,405 for the three months ended March 31, 1997 consists of a gain of $71,629,613 related to the sale of the interest in the Copley Place multi-use complex, and a gain of $541,792 related to the sale of land at the Allied Automotive Center.

     The extraordinary item of $55,183,784 for the three months ended March 31, 1997 is due to the forgiveness of indebtedness on the purchase price note payable to an affiliate in connection with the sale of the interest in the Copley Place multi-use complex.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at March 31, 1997 was approximately $48,720,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is expected to be transferred to Teachers or its designee in 1997.

     The Partnership is not subject to any other material legal proceedings.


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Reference is made to the subsection entitled "Long Beach Plaza" in Notes to Consolidated Financial Statements filed with this report for a discussion of the default under the mortgage loan secured by Long Beach Plaza, which discussion is hereby incorporated by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997.

                                                     1996                                  1997
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----
 1. Michael's (Marshall's)
     Aurora Plaza
     shopping center
     Aurora (Denver), Colorado . .     95%        96%        96%        96%      96%
 2. Carrollwood Station
     Apartments
     Tampa, Florida. . . . . . . .     96%        98%        97%        96%      96%
 3. Long Beach Plaza
     shopping center
     Long Beach, California. . . .     55%        55%        55%        55%      48%
 4. Sherry Lane Place
     office building
     Dallas, Texas . . . . . . . .     96%        97%        96%        96%      97%
 5. Copley Place
     multi-use complex
     Boston, Massachusetts . . . .     89%        93%        90%        90%      N/A
 6. First Tennessee Plaza
     (Plaza Tower)
     office building
     Knoxville, Tennessee. . . . .     91%        93%        93%        93%      92%
 7. 237 Park Avenue Building
     New York, New York. . . . . .     98%        98%        98%         *        *
 8. 1290 Avenue of the Americas
     Building
     New York, New York. . . . . .     78%        71%        81%         *        *

     An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.

     An "*" indicates that the joint venture which owns the property was restructured.  Reference is made to the
Notes for further information regarding the reorganized and restructured ventures.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        3-A.    Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus and which is hereby incorporated by reference.

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

        10-B.   Agreement of Limited Partnership of Carlyle - XIII
Associates L.P. is hereby incorporated herein by reference to the Partnership's Report on Form 10-Q (File No. 0-12791) dated May 14, 1993.

        10-C.   Second Amended and Restated Articles of Partnership of
JMB/NYC Office Building Associates, L.P. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993, dated March 28, 1994.

        10-D.   Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993, dated March 28, 1994.

        10-E.   Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993, dated March 28, 1994.

        10-F.   $600,000 demand note between Carlyle-XIII Associates, L.P.
and Carlyle Managers, Inc., are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993, dated March 28, 1994.

        10-G.   $600,000 demand note between Carlyle-XIII Associates, L.P.
and Carlyle Investors, Inc., are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993, dated March 28, 1994.

        10-H.   Amendment No. 1 to the Agreement of Limited Partnership of
Carlyle-XIII Associates, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

        10-I.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

        10-J.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-K.   Agreement of Conversion of 237 Park Avenue Associates into
237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

        10-L.   Disclosure Statement for the Second Amended Joint Plan of
Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996 is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-12791) dated November 8, 1996.

        10-M.   Consent of Director of Carlyle-XIV Managers, Inc. (known
as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

        10-N.   Consent of Director of Carlyle-XIII, Managers, Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

        10-O.   Allonge to demand note between Carlyle Real Estate Limited
Partnership - XIII and Carlyle Managers, Inc. dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

        10-P.   Allonge to demand note between Carlyle Real Estate Limited
Partnership - XIII and Carlyle Investors, Inc., dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

        10-Q.   Indemnification agreement between Property Partners, L.P.,
Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. dated as of October 10, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

        10-R.   Agreement of Limited Partnership of 237/1290 Lower Tier
Associates, L.P. dated as of October 10, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

        10-S.   Amended and Restated Limited Partnership Agreement of
237/1290 Upper Tier Associates, L.P. dated as of October 10, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

        27.     Financial Data Schedule

        Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)
(4) (iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

     (b) On February 7, 1997, the Partnership filed a report on Form 8-K with respect to the sale of its interest in the Copley Place multi-use complex on January 23, 1997. Such report on Form 8-K included a Pro Forma Condensed Consolidated Statement of Operations for the period ending December 31, 1995 (Item 7) as well as a description of the sale (Item 2).

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                      Date:  May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  May 9, 1997