Form 10-Q
period 1997-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1997-08-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997          Commission file #0-12791




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

                                         CONSOLIDATED BALANCE SHEETS
                                     JUNE 30, 1997 AND DECEMBER 31, 1996
                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                                1997           1996
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,008,517      6,030,217
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          374,085        374,085
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .          487,458      1,055,386
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,847,053      2,576,860
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            --           262,562
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,596,517     11,435,274
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        8,313,630     21,734,384
                                                                            ------------   ------------
Investment properties held for sale or disposition. . . . . . . . . . .       66,487,818    238,208,441
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .          432,957        432,357
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,788,326      5,133,689
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          465,735        447,345
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .          141,105     14,639,364
                                                                            ------------   ------------
                                                                            $ 77,629,571    280,595,580
                                                                            ============   ============




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (a limited partnership)
                                          and Consolidated Ventures
                                   Consolidated Balance Sheets (Continued)

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 79,069,906     39,232,585
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,027,618      3,434,187
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        2,038,664      4,238,789
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          375,699      1,633,263
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       16,419,922     17,431,535
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .        1,366,659      1,475,510
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .      100,298,468     67,445,869
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          663,362        800,941
Investment in unconsolidated venture, at equity . . . . . . . . . . . .        4,198,384      4,265,510
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       22,806,756    384,098,834
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      127,966,970    456,611,154

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (18,570,209)   (19,776,680)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                             (19,719,176)   (20,925,647)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (315,883,973)  (440,355,677)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (40,958,417)   (40,958,417)
                                                                            ------------   ------------
                                                                             (30,618,223)  (155,089,927)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .      (50,337,399)  (176,015,574)
                                                                            ------------   ------------
                                                                            $ 77,629,571    280,595,580
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  -------------------------- ---------------------------
                                                       1997          1996          1997         1996
                                                   -----------    ----------  ------------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 5,728,607    17,099,082    10,844,126    34,373,882
  Interest income . . . . . . . . . . . . . . . .      104,126       226,024       201,886       357,269
                                                   -----------   -----------   -----------   -----------
                                                     5,832,733    17,325,106    11,046,012    34,731,151
                                                   -----------   -----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    2,475,828    10,026,822     5,310,934    19,866,610
  Depreciation. . . . . . . . . . . . . . . . . .        --        3,054,607         --        6,492,200
  Property operating expenses . . . . . . . . . .    3,583,107     9,762,021     6,343,902    18,428,503
  Professional services . . . . . . . . . . . . .      177,974        75,956       223,388       174,218
  Amortization of deferred expenses . . . . . . .      224,689       377,314       456,998       746,289
  General and administrative. . . . . . . . . . .      279,519       169,354       449,361       402,572
  Provision for value impairment. . . . . . . . .        --            --            --       13,100,000
                                                   -----------   -----------   -----------   -----------
                                                     6,741,117    23,466,074    12,784,583    59,210,392
                                                   -----------   -----------   -----------   -----------
        Operating earnings (loss) . . . . . . . .     (908,384)   (6,140,968)   (1,738,571)  (24,479,241)
Partnership's share of gain (loss) from
  operations of unconsolidated ventures . . . . .       27,994    (1,754,971)       61,557    (3,152,727)
Venture partners' share of earnings (loss)
  from ventures' operations . . . . . . . . . . .        --          880,476         --        1,833,417
                                                   -----------   -----------   -----------   -----------
        Net operating earnings (loss) . . . . . .     (880,390)   (7,015,463)   (1,677,014)  (25,798,551)
Gain on sale or disposition of
  investment properties, net of
  venture partner's share . . . . . . . . . . . .        --            --       72,171,405         --
                                                   -----------   -----------   -----------   -----------
        Net earnings (loss) before
          extraordinary item. . . . . . . . . . .     (880,390)   (7,015,463)   70,494,391   (25,798,551)
Extraordinary item. . . . . . . . . . . . . . . .        --            --       55,183,784         --
                                                   -----------   -----------   -----------   -----------
        Net earnings (loss) . . . . . . . . . . .  $  (880,390)   (7,015,463)  125,678,175   (25,798,551)
                                                   ===========   ===========   ===========   ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  -------------------------- ---------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------  ------------   -----------

        Net earnings (loss) per
         limited partnership interest:
          Net operating earnings (loss) . . . . . $      (2.31)       (18.39)        (4.40)       (67.64)
          Gain on sale or disposition of
            investment properties, net of
            venture partners' share . . . . . . .        --            --           195.21         --
          Extraordinary item. . . . . . . . . . .        --            --           149.26         --
                                                  ------------    ----------   -----------   -----------
              Net earnings (loss) . . . . . . . . $      (2.31)       (18.39)       340.07        (67.64)
                                                  ============    ==========   ===========   ===========

        Cash distributions per limited
          partnership interest. . . . . . . . . . $      --            --            --            --
                                                  ============    ==========   ===========   ===========




















                        See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $125,678,175     (25,798,551)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          6,492,200
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       456,998         746,289
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        80,785          71,692
    Partnership's share of operations of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,557)      3,152,727
    Venture partners' share of loss from ventures'
      operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         (1,833,417)
    Gain on sale or disposition of investment properties,
      net of venture partners' share. . . . . . . . . . . . . . . . . . . .   (72,171,405)          --
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .       629,639       6,489,314
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .         --         13,100,000
    Working capital decrease related to sale of interest in
      investment property . . . . . . . . . . . . . . . . . . . . . . . . .    (2,318,702)          --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .   (55,183,784)          --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .       567,928        (967,304)
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .        (6,783)       (710,782)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       128,973         261,810
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (68,446)       (520,316)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (18,390)         18,119
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,247,827)        799,450
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .    (1,015,306)        131,086
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (545)      1,068,547
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,192,077       1,618,291
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (108,851)        274,548
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        20,821         632,810
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .    (2,446,200)      5,026,513
                                                                             ------------     -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from investing activities:
  Proceeds from sale of investment property, net of selling expenses. . . .     1,608,453           --
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          2,194,244
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (718,365)     (3,342,513)
  Partnership's distribution from unconsolidated ventures . . . . . . . . .         --            262,500
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .          (600)          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (184,881)       (651,504)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .       704,607      (1,537,273)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (280,107)       (317,073)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (280,107)       (317,073)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    (2,021,700)      3,172,167
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     6,030,217       5,908,236
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  4,008,517       9,080,403
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  2,082,897      10,404,371
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Reduction of fixed assets, net of accumulated depreciation. . . . . . .  $172,438,988           --
    Reduction of working capital. . . . . . . . . . . . . . . . . . . . . .     9,495,504           --
    Reduction of security deposits. . . . . . . . . . . . . . . . . . . . .      (158,400)          --
    Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . . .     3,073,245           --
    Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . .  (325,088,763)          --
    Venture partners' share of gain . . . . . . . . . . . . . . . . . . . .    14,492,690           --
    Gain on sale or disposition of interest in investment properties,
      net of venture partners' share. . . . . . . . . . . . . . . . . . . .    72,171,405           --
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .    55,183,784           --
                                                                             ------------    ------------
        Cash sales proceeds from sale of investment properties,
          net of selling expenses . . . . . . . . . . . . . . . . . . . . .  $  1,608,453           --
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

                        JUNE 30, 1997 AND 1996

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

     As of or during the year ended December 31, 1996, all the Partnership's remaining consolidated properties were classified as held for sale or disposition. The net results of operations for the six months ended June 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $(1,738,571) and $(22,645,824), respectively. In addition, the accompanying consolidated financial statements include $61,557 and $(3,152,727), respectively, of the Partnership's share of total property operations of $(1,677,014) and $(25,798,551) for unconsolidated properties for the six months ended June 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                            Unpaid at
                                                            June 30,
                                   1997       1996            1997
                                 --------   ---------       ---------
Property management
 and leasing fees . . . . . .    $ 89,529     855,022       1,321,503
Insurance commissions . . . .      36,696      60,249           --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      87,343      94,260          54,480
                                 --------   ---------       ---------
                                 $213,568   1,009,531       1,375,983
                                 ========   =========       =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($1,321,503 or approx-imately $4 per $1,000 Interest at June 30, 1997) has been deferred. All amounts deferred or currently payable do not bear interest and are expected to be paid in future periods. All property management fees and leasing fees are being paid currently. In April 1997, the Partnership paid $1,500,000 of previously deferred leasing fees to an affiliate of the General Partner.

     The Partnership is obligated to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of June 30, 1997, these obligations bore interest at 5.75% per annum and cumulative interest accrued on these obligations was $255,308.

     As discussed below in regard to Copley Place, in January 1997, the Partnership paid its share of certain Deficit Loans and made a discounted pay-off of a note with an outstanding balance of $89,000,000 in connection with the sale of the Partnership's interest in Copley Place Associates. The holders of the Deficit Loans and the note are affiliates of the Corporate General Partner.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). The new ownership structure gives control of the Properties to a real estate investment trust ("REIT"). JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

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

     The Partnership's share of income from JMB/NYC for the period ending June 30, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase note due to the non-recourse nature of the note and that repayment of the outstanding balance of the note (including accrued interest) is dependent on cash flow from the Properties.

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

     The effect on the Partnership's consolidated financial statements as a result of the sale is to eliminate the Partnership's investment in Copley Place Associates and to recognize a gain on sale of the Partnership's interest in the consolidated venture of approximately $71,629,613 for financial reporting purposes. In addition, as a result of the discounted payoff granted by the holder of the Note, the Partnership recognized an extraordinary gain of $55,183,784 for financial reporting purposes. In 1997, the Partnership expects to recognize a gain on the sale of approximately $171,500,000 for Federal income tax purposes.

     SHERRY LANE PLACE

     All excess cash flow is remitted to the lender as additional debt service on the modified mortgage.

     In July 1997, the Partnership entered into a contract to sell the property to an unaffiliated buyer with an anticipated closing in the fourth quarter of 1997. If the sale is consummated under the contract terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes. Closing of the sale is subject to the satisfaction of various conditions, and there is no assurance that a sale of the property pursuant to the contract terms or any other terms will be consummated.

     MICHAEL'S AURORA PLAZA (MARSHALL'S)

     In February 1996, the Partnership was notified by TJX, the new owner of the Marshall's store, of its intent to sublease or assign its lease as permitted by Marshall's lease agreement. The Partnership was working with TJX to secure another tenant for its 28,000 square foot store and had issued a proposal for a replacement tenant. In May 1996, the Partnership was notified that an agreement in principle was reached between TJX and Michael's, a national retailer specializing in crafts and hobby supplies, whereby TJX would assign its lease to Michael's. Subsequently, in February 1997, a sublease was executed between the parties. The new tenant opened in June 1997.

     In October 1996, the Partnership initiated discussions with the first mortgage lender for a short-term extension of the mortgage loan which had been scheduled to mature in November 1996. The lender agreed to a short-term loan extension until June 2, 1997. In June 1997, the Partnership initiated discussions with the lender for a further extension of the mortgage loan. The lender agreed to a short-term loan extension to September 1, 1997. As a form of a fee for extending the loan's maturity date, the annual interest rate of the mortgage loan has been increased to a rate of 9.375% from June 2, 1997 to September 1, 1997. Although there can be no assurance, due to the agreement for the sale of the property reached as described below, the Partnership anticipates being able to further extend the mortgage loan at maturity on a short-term basis until the scheduled closing date of the sale.

     In July 1997, the Partnership entered into a contract to sell the property (with an anticipated closing in the fourth quarter of 1997) to an unaffiliated buyer. Closing of the sale is subject to the satisfaction of various conditions, and there is no assurance that a sale of the property pursuant to the contract terms or any other terms will be consummated. If the sale is consummated under the contract terms, the Partnership would recognize a gain for financial reporting and Federal income tax purposes.

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

     The property is expected to operate at the break-even level for 1997. This is primarily the result of an approximately $535,000 lobby renovation that was completed in June, 1997. The Partnership is currently negotiating a contract for the sale of this property.

     CARROLLWOOD STATION APARTMENTS

     In September 1993, the venture refinanced the mortgage loan with an unaffiliated third party. The venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture. As of the date of this report, the escrow account has a balance of approximately $118,000 and no amounts have been withdrawn.

     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The exterminating company that had been treating the property for several years was notified of the extensive damage and was negotiating with the property manager and the venture partner its liability regarding the damage. The joint venture and the exterminating company then commenced negotiating a settlement. In December 1996, the exterminating company notified the Partnership of its desire to schedule a mediation between the parties in order to resolve certain disputes regarding the repair costs. During 1997, the joint venture and the exterminating company agreed on a settlement payment to the joint venture, which was received in full in April 1997. Such amount and the related costs of repair have been reflected in the accompanying consolidated financial statements. Upon receipt of the settlement amount, the joint venture commenced the tear-out and reconstruction of the remainder of the property, which was completed in July 1997. The amount received from the settlement covered substantially all costs of repair.
The joint venture has begun the active marketing of the property for sale.

     LONG BEACH PLAZA

     The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $49,816,000 at June 30, 1997 and approximately $47,624,000 at December 31, 1996 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title to the property is currently expected to be transferred in 1997 as a formal notice of the lender's intent to realize upon its security was received by the Partnership in March, 1997. This will result in the Partnership no longer having an ownership interest in the property and will result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1997.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     In March 1997, some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 17,000 Interests at $10 per Interest. Such offer expired on April 10, 1997. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interest, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. With respect to the offer for Interests at $10 per Interest, the Special Committee, on behalf of the Partnership, recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. As of the date of this report, the Partnership is aware that .38% of the Interests have been purchased by such unaffiliated third party either pursuant to such tender offer or through negotiated purchases.

     At June 30, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $4,009,000 and short-term investments of approximately $374,000, which are available for working capital requirements and potential leasing and tenant improvement costs at certain of the Partnership's investment properties as further described below. The Partnership has currently budgeted in 1997 approximately $2,464,000 for its share of tenant improvements and other capital expenditures, of which $909,000 has been incurred and paid to date. Actual amounts expended may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions. The source of capital for such items and for both short-term and long-term future liquidity is expected to be through the net cash generated by certain of the Partnership's investment properties and through the sale or refinancing of certain of such investments as well as cash, cash equivalents and short-term investments held by the Partnership. Potential other sources include escrow deposits required under the terms of certain loan modifications and other currently restricted funds. The Partnership does not consider Long Beach Plaza or its indirect interest in JMB/NYC to be significant sources of liquidity. The Partnership's and its ventures' mortgage obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of leasing and capital improvement costs at certain properties, the Partnership had suspended operating cash distributions to the Holders of Interests and the General Partners effective as of the first quarter of 1992. It is important to maintain liquidity in the Partnership in order to provide funds for potential future obligations or for opportunities to preserve or enhance the value of the remaining properties. Future distributions from operations, sales or refinancings will be dependent upon a combination of the current cash flow from the investment properties and the longer term capital requirements of the Partnership as well as the sale prices obtained for its investment properties. In addition, the Partnership has deferred payment of certain property management and leasing fees aggregating $1,321,503 (approximately $4 per Interest) at June 30, 1997, which are expected to be paid in future periods.

     In July 1997, the Partnership entered into contracts to sell Sherry Lane Place and Michael's Aurora Plaza to unaffiliated buyers with anticipated closings in the fourth quarter of 1997. If the sales are consummated under the contract terms, the Partnership would recognize gains for Financial reporting and Federal income tax purposes. Closing of the sales are subject to the satisfaction of various conditions, and there is no assurance that sales of the properties pursuant to the contract terms or any other terms will be consummated.

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

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in the Copley Place multi-use complex on January 23, 1997 and the sale of the Glades Apartments in November 1996. Reference is made to the Copley Place note in the accompanying consolidated financial statements for a discussion of the sale of the Partnership's interest in the Copley Place multi-use complex.

     The decrease in cash and cash equivalents and corresponding decrease in amounts due to affiliates at June 30, 1997 as compared to December 31, 1996 is primarily due to the payment of $1,500,000 of previously deferred leasing fees to an affiliate of the General Partner.

     The decrease in escrow deposits at June 30, 1997 as compared to December 31, 1996 (in addition to the decrease resulting from the sale of the Partnership's interest in Copley Place multi-use complex) is primarily due to the timing of real estate tax payments at the Sherry Lane Place office building.

     The increase in current portion of long-term debt and corresponding decrease in long-term debt, less current portion at June 30, 1997 as compared to December 31, 1996 is primarily due to the classification of mortgage loans (with a current balance at June 30, 1997 of $40,003,538) secured by the Sherry Lane Place as current due to the April 1, 1998 maturity date of the loans.

     The decrease in interest income for the three and six months ended June 30, 1997 as compared to June 30, 1996 is primarily due to a lower average cash balance invested by the Partnership in 1997 as described above.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to the classification of the Partnership's remaining investment properties as held for sale during 1996 and the corresponding suspension of depreciation charges in 1997.

     The provision for value impairment in the amount of $13,100,000 for the six months ended June 30, 1996 relates to the Long Beach Plaza Shopping Center.

     The Partnership's share of income from unconsolidated ventures for the three and six months ended June 30, 1997, is due to the restructuring of JMB/NYC's interests in the Joint Ventures during 1996, whereby JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. Accordingly, JMB/NYC has suspended loss recognition relative to its real estate investments and has reversed those previously recognized losses that it is no longer potentially obligated to fund. The Partnership's share of income for the three and six months ended June 30, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase notes due to the non-recourse nature of the notes and that repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow from the Properties.

     The gain on sale or disposition of investment properties, net of venture partners' share of $72,171,405 for the six months ended June 30, 1997 consists of a gain of $71,629,613 related to the sale of the interest in the Copley Place multi-use complex, and a gain of $541,792 related to the sale of land at the Allied Automotive Center.

     The extraordinary item of $55,183,784 for the six months ended June 30, 1997 is due to the forgiveness of indebtedness on the purchase price note payable to an affiliate in connection with the sale of the interest in the Copley Place multi-use complex.



PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at June 30, 1997 was approximately $49,816,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is currently expected to be transferred to Teachers or its designee in 1997.

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

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Michael's (Marshall's)
     Aurora Plaza
     shopping center
     Aurora (Denver), Colorado. .    95%       96%        96%       96%     96%      92%
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . . . .    96%       98%        97%       96%     96%      97%
 3. Long Beach Plaza
     shopping center
     Long Beach, California . . .    55%       55%        55%       55%     48%      49%
 4. Sherry Lane Place
     office building
     Dallas, Texas. . . . . . . .    96%       97%        96%       96%     97%      96%
 5. Copley Place
     multi-use complex
     Boston, Massachusetts. . . .    89%       93%        90%       90%     N/A      N/A
 6. First Tennessee Plaza
     (Plaza Tower)
     office building
     Knoxville, Tennessee . . . .    91%       93%        93%       93%     92%      94%
 7. 237 Park Avenue Building
     New York, New York . . . . .    98%       98%        98%        *       *        *
 8. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .    78%       71%        81%        *       *        *

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

        4-B.    Documents relating to the modification of the mortgage
loan secured by the Copley Place multi-use complex are hereby incorporated herein by reference to the Partnership's Report for March 31, 1997 on Form 10-Q (File No. 0-12791) dated May 9, 1997.

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

        10-Q.   Indemnification agreement between Property Partners, L.P.,
Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. to
Metropolis Realty Trust, Inc. dated as of October 10, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: August 8, 1997