Form 10-Q
period 1997-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1997-11-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                           Commission file #0-12791




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

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

                                         CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1997           1996
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 17,437,489      6,030,217
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          374,085        374,085
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .          750,151      1,055,386
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,310,297      2,576,860
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          151,305        262,562
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          207,889     11,435,274
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       20,231,216     21,734,384
                                                                            ------------   ------------
Investment properties held for sale or disposition. . . . . . . . . . .       20,967,242    238,208,441
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .          432,957        432,357
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          262,925      5,133,689
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .            --           447,345
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .          140,596     14,639,364
                                                                            ------------   ------------
                                                                            $ 42,034,936    280,595,580
                                                                            ============   ============




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (a limited partnership)
                                          and Consolidated Ventures
                                   Consolidated Balance Sheets (Continued)

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 45,431,215     39,232,585
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          773,808      3,434,187
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        2,020,196      4,238,789
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          270,632      1,633,263
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       17,207,586     17,431,535
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          858,478      1,475,510
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       66,561,915     67,445,869
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          257,273        800,941
Investment in unconsolidated venture, at equity . . . . . . . . . . . .        4,164,821      4,265,510
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        1,436,162    384,098,834
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       72,420,171    456,611,154

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (18,482,140)   (19,776,680)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                             (19,631,107)   (20,925,647)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (296,019,878)  (440,355,677)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (40,958,417)   (40,958,417)
                                                                            ------------   ------------
                                                                             (10,754,128)  (155,089,927)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .      (30,385,235)  (176,015,574)
                                                                            ------------   ------------
                                                                            $ 42,034,936    280,595,580
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  -------------------------- ---------------------------
                                                       1997          1996          1997         1996
                                                   -----------    ----------  ------------   -----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,939,927    17,147,370    14,784,053    51,521,252
  Interest income . . . . . . . . . . . . . . . .       88,832       221,579       290,718       578,848
                                                   -----------   -----------   -----------   -----------
                                                     4,028,759    17,368,949    15,074,771    52,100,100
                                                   -----------   -----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    4,037,230    10,008,788     9,348,164    29,875,398
  Depreciation. . . . . . . . . . . . . . . . . .        --        3,050,118         --        9,542,318
  Property operating expenses . . . . . . . . . .    3,517,703    10,028,703     9,861,605    28,457,206
  Professional services . . . . . . . . . . . . .       27,441       101,480       250,829       275,698
  Amortization of deferred expenses . . . . . . .       89,833       409,307       546,831     1,155,596
  General and administrative. . . . . . . . . . .      104,714       155,753       554,075       558,325
  Provision for value impairment. . . . . . . . .        --            --            --       13,100,000
                                                   -----------   -----------   -----------   -----------
                                                     7,776,921    23,754,149    20,561,504    82,964,541
                                                   -----------   -----------   -----------   -----------
        Operating earnings (loss) . . . . . . . .   (3,748,162)   (6,385,200)   (5,486,733)  (30,864,441)
Partnership's share of the reduction
  of the maximum unfunded obligation. . . . . . .       33,563         --          100,690         --
Partnership's share of gain (loss) from
  operations of unconsolidated ventures . . . . .        --          866,780         --       (2,285,947)
Venture partners' share of earnings (loss)
  from ventures' operations . . . . . . . . . . .         (508)    1,404,368        (6,078)    3,237,785
                                                   -----------   -----------   -----------   -----------
        Net operating earnings (loss) . . . . . .   (3,715,107)   (4,114,052)   (5,392,121)  (29,912,603)
Gain on sale or disposition of
  investment properties, net of
  venture partner's share . . . . . . . . . . . .   23,382,167         --       95,553,572         --
                                                   -----------   -----------   -----------   -----------
        Net earnings (loss) before
          extraordinary items . . . . . . . . . .   19,667,060    (4,114,052)   90,161,451   (29,912,603)
Extraordinary items . . . . . . . . . . . . . . .      285,104         --       55,468,888         --
                                                   -----------   -----------   -----------   -----------
        Net earnings (loss) . . . . . . . . . . .  $19,952,164    (4,114,052)  145,630,339   (29,912,603)
                                                   ===========   ===========   ===========   ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  -------------------------- ---------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------  ------------   -----------

        Net earnings (loss) per
         limited partnership interest:
          Net operating earnings (loss) . . . . . $      (9.74)       (10.79)       (14.14)       (78.42)
          Gain on sale or disposition of
            investment properties, net of
            venture partners' share . . . . . . .        63.25         --           258.46         --
          Extraordinary items . . . . . . . . . .          .77         --           150.04         --
                                                  ------------    ----------   -----------   -----------
              Net earnings (loss) . . . . . . . . $      54.28        (10.79)       394.36        (78.42)
                                                  ============    ==========   ===========   ===========

        Cash distributions per limited
          partnership interest. . . . . . . . . . $      --            --            --            --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $145,630,339     (29,912,603)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          9,542,318
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       546,831       1,155,596
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .       123,022         109,176
    Partnership's share of operations of unconsolidated ventures. . . . . .         --          2,285,947
    Partnership's share of the reduction of the maximum
      unfunded obligation . . . . . . . . . . . . . . . . . . . . . . . . .      (100,690)          --
    Venture partners' share of loss from ventures'
      operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,078      (3,237,785)
    Gain on sale or disposition of investment properties,
      net of venture partners' share. . . . . . . . . . . . . . . . . . . .   (95,553,572)          --
    Net asset decrease in the sale of investment properties . . . . . . . .       443,264           --
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .       629,639      10,116,779
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .         --         13,100,000
    Working capital decrease related to sale of interest in
      investment property . . . . . . . . . . . . . . . . . . . . . . . . .    (2,318,702)          --
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .   (55,468,888)          --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .       305,235      (1,716,215)
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       529,973        (989,653)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (43,350)       (131,206)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,351,634      (2,836,452)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (30,334)         22,898
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,477,655)      1,094,925
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .    (1,033,774)        161,266
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (105,612)      1,544,741
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,326,225       3,037,294
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (617,032)      1,103,911
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .      (385,268)      1,232,692
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .    (3,242,637)      5,683,629
                                                                             ------------     -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from investing activities:
  Proceeds from sale of investment property, net of selling expenses. . . .    17,708,785           --
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          2,194,244
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (2,371,171)     (3,896,517)
  Partnership's distribution from unconsolidated ventures . . . . . . . . .         --            490,105
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .          (600)          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (259,014)     (1,343,462)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .    15,078,000      (2,555,630)
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (428,091)       (479,437)
  Advance from venture partner. . . . . . . . . . . . . . . . . . . . . . .         --            201,436
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (428,091)       (278,001)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    11,407,272       2,849,998
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     6,030,217       5,908,236
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 17,437,489       8,758,234
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  5,212,682      15,600,787
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Reduction of fixed assets, net of accumulated depreciation. . . . . . .  $219,612,370           --
    Reduction of working capital. . . . . . . . . . . . . . . . . . . . . .     9,495,504           --
    Reduction of security deposits. . . . . . . . . . . . . . . . . . . . .      (158,400)          --
    Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . . .     4,582,946           --
    Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . .  (381,338,785)          --
    Venture partners' share of gain . . . . . . . . . . . . . . . . . . . .    14,492,690           --
    Gain on sale or disposition of interest in investment properties,
      net of venture partners' share. . . . . . . . . . . . . . . . . . . .    95,553,572           --
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .    55,468,888           --
                                                                             ------------    ------------
        Cash sales proceeds from sale of investment properties,
          net of selling expenses . . . . . . . . . . . . . . . . . . . . .  $ 17,708,785           --
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

                      SEPTEMBER 30, 1997 AND 1996

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

     As of September 30, 1997, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The net results of operations for the nine months ended September 30, 1997 and 1996 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were ($4,435,039) and ($22,072,583), respectively. In addition, the accompanying consolidated financial statements include $100,689 and ($2,285,947), respectively, of the Partnership's share of total property operations of $402,756 and ($9,668,163) for unconsolidated properties for the nine months ended September 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                         Unpaid at
                                                        September 30,
                                   1997       1996         1997
                                 --------   ---------   -------------
Property management
 and leasing fees . . . . . .    $119,950   1,620,062     1,321,503
Insurance commissions . . . .      83,702      67,501         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      81,807     141,345        36,364
                                 --------   ---------     ---------
                                 $285,459   1,828,908     1,357,867
                                 ========   =========     =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($1,321,503 or approx-imately $4 per $1,000 Interest at September 30, 1997) has been deferred. All amounts deferred or currently payable do not bear interest and are expected to be paid in future periods. All property management fees and leasing fees are being paid currently. In April 1997, the Partnership paid $1,500,000 of previously deferred leasing fees to an affiliate of the General Partners.

     The Partnership is obligated to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of September 30, 1997, these obligations bore interest at 5.75% per annum and interest accrued on these obligations was $263,329.

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

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned at the termination of the indemnification agreement including interest earned on the government obligations. However, it is unlikely that any significant distributions will be received from JMB/NYC at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the significant preference levels within the reorganized structure.

     The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase note since repayment of the outstanding balance of the note (including accrued interest) is dependent on cash flow from the Properties. The Partnership's share of the reduction of the maximum unfunded obligation recognized as income for the period ending September 30, 1997, is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement.

     COPLEY PLACE

     On January 23, 1997, through a series of transactions, the Partnership sold its entire partnership interest in Copley Place Associates.

     The Partnership's outstanding obligations on the $20,000,000 purchase price note (the "Note") which had a balance, including accrued and unpaid interest, of approximately $89,000,000 and the $13,648,000 loans (the "Deficit Loans"), which including accrued and unpaid interest, aggregated approximately $17,942,000, and the projected continuing accruals of additional interest on such amounts made it unlikely that the Partnership's interest in Copley Place Associates would ever be sold for an amount which would result in any net proceeds to the Partnership. In order to provide the Partnership with incentive to consummate the sale of its interest, the joint venture partner, the holder of the Note and the Partnership executed an agreement whereby the net proceeds were distributed in a manner which permitted the Partnership to satisfy its obligations relative to the Note and the Deficit Loans and still realize some modest cash proceeds. In addition, the holder of the Note agreed on a discounted payoff of the Note.

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

     The effect on the Partnership's consolidated financial statements as a result of the sale is to eliminate the Partnership's investment in Copley Place Associates and to recognize a gain on sale of the Partnership's interest in the consolidated venture of $71,629,613 for financial reporting purposes. In addition, as a result of the discounted payoff granted by the holder of the Note, the Partnership recognized an extraordinary gain of $55,183,784 for financial reporting purposes. In 1997, the Partnership expects to recognize a gain on the sale of approximately $171,500,000 for Federal income tax purposes.

     SHERRY LANE PLACE

     All excess cash flow from operations was remitted to the lender as additional debt service on the modified mortgage.

     Pursuant to a contract entered into in July, 1997 on September 12, 1997, the Partnership, through Sherry Lane Associates, sold the Sherry Lane Place Office Building to an unaffiliated third party for $44,000,000 (before selling costs and prorations) all of which was paid in cash at closing. After repayment of the mortgage notes securing the property (approximately $41,151,000, including contingent interest (as defined)), the Partnership realized net proceeds of approximately $2,653,000. The sale resulted in a gain of approximately $18,300,000 to the Partnership in 1997 for financial reporting purposes. The Partnership expects to recognize a gain of approximately $29,600,000 for Federal income tax purposes in 1997. Pursuant to the Sherry Lane Associates venture agreement, substantially all of the net proceeds from the sale has been distributed to the Partnership.

     In connection with the sale of this property and as is customary in such transactions, Sherry Lane Associates agreed to certain representations and warranties, with a stipulated survival period which expires December 15, 1997. Although it is not expected, Sherry Lane Associates may ultimately have some liability under such representations and warranties. In this regard, the joint venture will not be liquidated until after the expiration of the above-mentioned survival period.

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

     In October 1996, the Partnership initiated discussions with the first mortgage lender for a short-term extension of the mortgage loan which had been scheduled to mature in November 1996. The Partnership sought a short-term extension of the loan consistent with its overall plan for the property. The lender agreed to a short-term loan extension until June 2, 1997. In June 1997, the Partnership initiated discussions with the lender for a further extension of the mortgage loan. The mortgage note was extended by the lender on a short-term basis to allow the Partnership to complete the negotiations to sell the property as described below. During the extension period, the annual interest rate increased to 9.375% through September 1, 1997 then reverted to the original 9.02% per annum rate through the date of sale.

     In August 1997, the Partnership entered into a contract to sell the property to an unaffiliated buyer. Pursuant to the contract on October 15, 1997, the Partnership sold the land and related improvements of the Michael's Aurora Plaza. The sale price was $6,885,000 all of which was paid in cash at closing (net of selling costs). The Partnership used a substantial portion of the proceeds to repay the existing mortgage note of approximately $5,026,000, the Partnership realized net proceeds of approximately $1,600,000. The sale is expected to result in a gain in 1997 to the Partnership of approximately $800,000 for financial reporting purposes and approximately $4,200,000 for Federal income tax purposes. In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires June 15, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties.

     FIRST TENNESSEE PLAZA (PLAZA TOWER)

     The property operated at the break-even level for 1997 through the date of sale. This is primarily the result of an approximately $535,000 lobby renovation that was completed in June, 1997.

     On September 19, 1997, the Partnership sold the land, related improvements, and personal property (collectively, the "Property") of the First Tennessee Plaza Office Building to an unaffiliated third party for $29,200,000 (before selling costs and prorations) all of which was paid in cash at closing. After repayment of the mortgage note securing the property (approximately $15,064,000), the Partnership realized net proceeds of approximately $13,462,000. The sale resulted in a gain of approximately $5,347,000 to the Partnership in 1997 for financial reporting purposes.
The Partnership expects to recognize a gain of approximately $20,200,000 for Federal income tax purposes in 1997.

     In connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires December 15, 1997. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties.

     CARROLLWOOD STATION APARTMENTS

     In September 1993, the venture refinanced the mortgage loan with an unaffiliated third party. The mortgage loan in the amount of $6,682,099 is scheduled to mature in August 1998. The venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and is subsequently funded by the operations of the venture. As of the date of this report, the escrow account has a balance of approximately $118,000 and no amounts have been withdrawn.

     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The exterminating company that had been treating the property for several years was notified of the extensive damage and was negotiating with the property manager and the venture partner its liability regarding the damage. In December 1996, the exterminating company notified the joint venture of its desire to schedule a mediation between the parties in order to resolve certain disputes regarding the repair costs. During 1997, the joint venture and the exterminating company agreed on a settlement payment to the joint venture, which was received in full in April 1997. Such amount and the related costs of repair have been reflected in the accompanying consolidated financial statements. Upon receipt of the settlement amount, the joint venture commenced the tear-out and reconstruction of the remainder of the property, which was completed in July 1997. The amount received from the settlement covered substantially all costs of repair. The joint venture has begun the active marketing of the property for sale.

     In October 1997, the joint venture reached an agreement in principle for the sale of Carrollwood Station Apartments to an unaffiliated buyer. Closing of the sale is subject to satisfaction of various conditions, and there is no assurance that a sale of the property pursuant to the agreement in principle or any other terms will be consummated. If the sale is completed on the proposed terms, the Partnership would expect to recognize a gain for financial reporting and Federal income tax purposes.

     LONG BEACH PLAZA

     The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $50,913,000 at September 30, 1997 and approximately $47,624,000 at December 31, 1996 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title to the property is currently expected to be transferred in 1998 as a formal notice of the lender's intent to realize upon its security was received by the Partnership in March, 1997. This will result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1998.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investments.

     In March 1997, some of the Holders of Interests received from a third party unaffiliated with the Partnership an unsolicited offer to purchase up to 17,000 Interests (approximately 4.6% of the outstanding Interests) at $10 per Interest. Such offer expired on April 10, 1997. As of the date of this report, the Partnership is aware that 1.44% of the Interests have been purchased by such unaffiliated third party either pursuant to such tender offer or through negotiated purchases. The board of directors of JMB Realty Corporation ("JMB"), the Corporate General Partner, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interest, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to such tender offers. With respect to the offer for Interests at $10 per Interest, the Special Committee, on behalf of the Partnership, recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $17,437,000 and short-term investments of approximately $374,000. The Partnership expects to make a distribution of approximately $9,000,000 ($25 per Interest) to Holders of Interests in November, 1997 from the proceeds of certain of the 1997 sales of investment properties by the Partnership. The remaining cash will be available for working capital requirements. The source of capital for such requirements and for both short-term and long-term future liquidity is expected to be through the net cash generated by one of the Partnership's investment properties and through the sale or refinancing of such investment as well as cash, cash equivalents and short-term investments held by the Partnership. Potential other sources include escrow deposits required under the terms of certain loan modifications and other currently restricted funds. The Partnership does not consider Long Beach Plaza or its indirect interest in JMB/NYC to be sources of liquidity. The Partnership's and its ventures' mortgage obligations generally are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     Based upon estimated operations of certain of the Partnership's investment properties and on the anticipated requirements of the Partnership to fund its share of leasing and capital improvement costs at certain properties, the Partnership had suspended operating cash distributions to the Holders of Interests and the General Partners effective as of the first quarter of 1992. In addition, the Partnership has deferred payment of certain property management and leasing fees aggregating $1,321,503 (approximately $4 per Interest) at September 30, 1997, which are expected to be paid in future periods.

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

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in the Copley Place multi-use complex on January 23, 1997, the sale of the Sherry Lane Place and First Tennessee Office Buildings in September 1997, and the sale of the Glades Apartments in November 1996. Reference is made to the Copley Place, Sherry Lane Place and First Tennessee notes in the accompanying consolidated financial statements for discussions of the sales of the Partnership's interest in such properties.

     The increase in cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is primarily due to the temporary investment of the proceeds from the sale of the Sherry Lane Place and First Tennessee Office Buildings in September, 1997.

     The decrease in rental income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the sale of Copley Place, Sherry Lane Place and First Tennessee Office Buildings as discussed above. Rental income also decreased due to the lower effective rents obtained from tenants at the Long Beach Plaza investment property.

     The decrease in interest income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to a lower average cash balance invested by the Partnership in 1997.

     The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to the classification of the Partnership's remaining investment properties as held for sale during 1996 and the corresponding suspension of depreciation charges in 1997.

     The provision for value impairment in the amount of $13,100,000 for the nine months ended September 30, 1996 relates to the Long Beach Plaza Shopping Center.

     The Partnership's share of the reduction of the maximum unfunded obligation recognized as income for the period ending September 30, 1997, is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement.

     The decrease in the Partnership's share of gain (loss) from operations of unconsolidated ventures for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is primarily due to the restructurings of JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue investment properties during 1996. As a result of the 1996 restructuring, JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. Accordingly, JMB/NYC has suspended loss recognition relative to these real estate investments and has reversed those previously recognized losses that it is no longer potentially obligated to fund. As of the restructuring date, October 10, 1996, the Partnership does not recognize its share of the JMB/NYC operating loss attributable to the JMB/NYC purchase notes since repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow and sale proceeds from the 1290 Avenue of the Americas and 237 Park Avenue properties. The decrease in

Partnership's share of gain (loss) from operations of unconsolidated ventures for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to income received in 1996 from Orchard Associates and also due to the recognition into income of approximately $15,600,000 in lease termination fees paid by a tenant at 1290 Avenue of the Americas during the third quarter of 1996.

     The gain on sale or disposition of investment properties, net of venture partners' share of $95,553,572 for the nine months ended September 30, 1997 consists of a gain of $71,629,613 related to the sale of the interest in the Copley Place multi-use complex, a gain of $541,792 related to the sale of land at the Allied Automotive Center, a gain of $18,174,417 related to the sale of land and related improvements of the Sherry Lane Place Office Building, and a gain of $5,207,750 related to the sale of land and related improvements of the First Tennessee Plaza Office Building.

     The extraordinary items of $55,468,888 for the nine months ended September 30, 1997 consists of the forgiveness of indebtedness of $55,183,784 on the purchase price note payable to an affiliate in connection with the sale of the interest in the Copley Place multi-use complex, and the write off of unamortized deferred mortgage expense of $285,104 resulting from the sale of the Sherry Lane Place Office Building and the sale of the First Tennessee Plaza Office Building.



PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at September 30, 1997 was approximately $50,913,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is currently expected to be transferred to Teachers or its designee in 1998.

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

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Michael's (Marshall's)
     Aurora Plaza
     shopping center
     Aurora (Denver), Colorado
     (a). . . . . . . . . . . . .    95%       96%        96%       96%     96%      92%     96%
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . . . .    96%       98%        97%       96%     96%      97%     97%
 3. Long Beach Plaza
     shopping center
     Long Beach, California . . .    55%       55%        55%       55%     48%      49%     34%
 4. Sherry Lane Place
     office building
     Dallas, Texas. . . . . . . .    96%       97%        96%       96%     97%      96%     N/A
 5. Copley Place
     multi-use complex
     Boston, Massachusetts. . . .    89%       93%        90%       90%     N/A      N/A     N/A
 6. First Tennessee Plaza
     (Plaza Tower)
     office building
     Knoxville, Tennessee . . . .    91%       93%        93%       93%     92%      94%     N/A
 7. 237 Park Avenue Building
     New York, New York . . . . .    98%       98%        98%        *       *        *       *
 8. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .    78%       71%        81%        *       *        *       *

     An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.

     An "*" indicates that the joint venture which owns the property was restructured.  Reference is made to the
Notes for further information regarding the reorganized and restructured ventures.

     (a) This property was sold on October 15, 1997 by the Partnership as described further in the Notes.

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

        10-T    Purchase Agreement and amendments thereto between Sherry
Lane Associates and Cottonwood Realty Services, L.L.C. dated July 7, 1997 is incorporated herein by reference to the Partnership's Report for September 12, 1997 on Form
                8-K (file No. 0-12791) dated September 26, 1997.

        10-U    Purchase Agreement and amendments thereto between Carlyle
Real Estate Limited Partnership - XIII and Parkway Properties, L.P. dated August 20, 1997 is incorporated herein by reference to the Partnership's Report for September 19, 1997 on Form 8-K (File No. 0-12791) dated October 3, 1997.

        27.     Financial Data Schedule

        Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)
(4) (iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        (i) The Partnership's Report on Form 8-K (File No. 0-12791) for September 12, 1997 (describing the sale of the Sherry Lane Place Office Building in Dallas, Texas), was filed. This report was dated September 26, 1997.

        (ii) The Partnership's Report on Form 8-K (File No. 0-12791) for September 19, 1997 (describing the sale of the First Tennessee Plaza Office Building in Knoxville, Tennessee), was filed. This report was dated October 3, 1997.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: November 12, 1997