Form 10-K405
period 1997-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1998-03-31
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934



For the fiscal year
ended December 31, 1997             Commission File Number 0-12791



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   8

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  10

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  10


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .  10

Item 6.      Selected Financial Data. . . . . . . . . . .  12

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  15

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk. . . . . . . . . . . . . .  21

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  22

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  59


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  59

Item 11.     Executive Compensation . . . . . . . . . . .  62

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  64

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  65


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  65


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  70

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, with the sale of the Partnership's interest in the Carrollwood Station Apartments in the first quarter of 1998, the Partnership has interests in three remaining investment properties. Title to Long Beach Plaza is expected to be transferred to the lender in 1998. The Partnership's other investment properties consist of its indirect interests in the 237 Park Avenue and 1290 Avenue of the Americas properties. Reference is made to Item 7 for a further discussion of these properties.

     The Partnership has made the real property investments set forth in the following table:


                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)             SIZE     PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------
 1. Copley Place
     multi-use complex
     Boston,
     Massachusetts. . .      1,220,000
                               sq.ft.      9/1/83           1/23/97              fee ownership of improve-
                               n.r.a.                                            ments and leasehold
                                                                                 interest in air rights
                                                                                 (through joint venture
                                                                                 partnership) (c)(e)
 2. 1001 Fourth Avenue
     Plaza
     office building
     Seattle,
     Washington . . . .       678,000
                               sq.ft.      9/1/83           11/1/93              fee ownership of land and
                               n.r.a.                                            improvements
 3. First Tennessee
    Plaza
    (Plaza Tower)
     office building
     Knoxville,
     Tennessee. . . . .       418,000
                               sq.ft.     10/26/83          9/19/97              fee ownership of land and
                               n.r.a.                                            improvements (e)
 4. Gables Corporate
     Plaza
     office building
     Coral Gables,
     Florida. . . . . .       106,000
                               sq.ft.     11/15/83          1/5/94               fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership)
 5. University Park
     office building
     Sacramento,
     California . . . .       120,000
                               sq.ft.      1/16/84          1/10/94              fee ownership of land and
                               n.r.a.                                            improvements





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

6.  Sherry Lane Place
     office building
     Dallas, Texas. . .       286,000
                               sq.ft.      12/1/83          9/12/97              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships)(c)(e)
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
                               sq.ft.      8/14/84            (h)                fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships)
                                                                                 (c)
10. 1290 Avenue of
     the Americas
     Building
     New York,
     New York . . . . .      2,000,000
                               sq.ft.      7/27/84            (h)                fee ownership of land and
                               n.r.a.                                            improvements (through joint
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
                               sq.ft.      8/14/84          9/18/95              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships)
                                                                                 (c)(e)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
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
                               sq.ft.      6/22/83            4%                 fee ownership of land and
                               g.l.a.                                            improvements and leasehold
                                                                                 interest in the parking
                                                                                 structure (d)(f)
13. Michael's (Marshall's)
     Aurora Plaza
     shopping center
     Aurora (Denver),
     Colorado . . . . .       123,000
                               sq.ft.      4/1/83          10/15/97              fee ownership of land and
                               g.l.a.                                            improvements (e)
14. Old Orchard
     shopping center
     Skokie (Chicago),
     Illinois . . . . .       843,000
                               sq.ft.      4/1/84           8/30/93              fee ownership of land and
                               g.l.a.                                            improvements (through a
                                                                                 joint venture partnership)
                                                                                 (c)(g)
15. Heritage Park-II
     Apartments
     Oklahoma City,
     Oklahoma . . . . .       244 units    7/1/83           3/26/92              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
16. Quail Place
     Apartments
     Oklahoma City,
     Oklahoma . . . . .       180 units    7/1/83           3/26/92              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
17. Lake Point
     Apartments
     Charlotte,
     North Carolina . .       208 units    9/15/83         12/29/89              fee ownership of land and
                                                                                 improvements




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (f)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

18. Eastridge
     Apartments
     Tucson, Arizona. .       456 units    8/23/83          6/30/94              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
19. Rio Cancion
     Apartments
     Tucson, Arizona. .       380 units    8/18/83          3/31/93              fee ownership of land and
                                                                                 improvements
20. Bridgeport
     Apartments
     Irving, Texas. . .       312 units    9/30/83          4/2/92               fee ownership of land and
                                                                                 improvements
21. Carrollwood Station
     Apartments
     Tampa, Florida . .       336 units   12/16/83            1%                 fee ownership of land and
                                                         (sold 3/2/98)           improvements (through a
                                                                                 joint venture partnership)
                                                                                 (c)(f)(i)
22. Greenwood Creek II
     Apartments
     Benbrook
     (Fort Worth),
     Texas. . . . . . .       152 units    3/30/84          4/6/93               fee ownership of land and
                                                                                 improvements
23. The Glades
      Apartments
      Jacksonville,
      Florida . . . . .       360 units    10/9/84         11/21/96              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
                                                                                 (e)





-----------------------

  (a) The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

  (d) Reference is made to the Notes for a description of the leasehold interest in the land on which a portion of this real property investment is situated.

  (e) This property or the Partnership's interest in this property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.

  (f) Reference is made to Item 8 - Schedule III to the Consolidated Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

  (g) The venture sold its interest in the property. Reference is made to the Notes.

  (h) The original invested capital percentage for the 237 Park Avenue Building and the 1290 Avenue of the Americas Building was 4% and 8%, respectively. Reference is made to the Notes for a description of the reorganization and restructuring of the Partnership's indirect interests in these investment properties.

  (i) The Partnership sold its interest in the property in 1998. Reference is made to the Notes for a description of such transaction.



      The Partnership's real property investments are subject to competi-tion from similar types of properties (including in certain areas, properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions for certain of its significant investment properties. Approximate occupancy levels for the properties owned in 1997 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership has maintained the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1997 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On January 23, 1997, the Partnership sold its entire partnership interest in Copley Place Associates. Reference is made to the Notes for further description of the transaction.

     On March 12, 1997, the Partnership sold the remaining land of the Allied Automotive Center. Reference is made to the Notes for further description of the transaction.

     On September 12, 1997, the Partnership sold the land and related improvements of the Sherry Lane Place office building. Reference is made to the Notes for a further description of such transaction.

     On September 19, 1997, the Partnership sold the land and related improvements of the First Tennessee Plaza ("Plaza Tower") office building. Reference is made to the Notes for a further description of such transaction.

     On October 15, 1997, the Partnership sold the land and related improvements of the Michael's (Marshall's) Aurora Plaza. Reference is made to the Notes for a further description of such transaction.

     On March 2, 1998, the Partnership sold its interest in the Carrollwood Station Apartments, as described more fully in the Notes.

     Reference is made to the Notes filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's shopping center investment as of December 31, 1997.

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

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:
                                                             1996                      1997
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. Michael's (Marshall's)
     Aurora Plaza
     shopping center
     Aurora (Denver),
     Colorado . . . . . . . .  Retail                95%   96%    96%    96%   96%    92%   96%    N/A
 2. Carrollwood Station
     Apartments
     Tampa, Florida . . . . .  Residential           96%   98%    97%    96%   96%    97%   97%    98%
 3. Long Beach Plaza
     shopping center
     Long Beach,
     California . . . . . . .  Retail                55%   55%    55%    55%   48%    49%   34%    59%
 4. Sherry Lane Place
     office building
     Dallas, Texas. . . . . .  Legal and
                               Financial Services    96%   97%    96%    96%   97%    96%   N/A    N/A
 5. Copley Place
     multi-use complex
     Boston, Massachusetts. .  Retail/Business
                               Machines/Financial
                               Services              89%   93%    90%    90%   N/A    N/A   N/A    N/A





                                                             1996                      1997
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 6. First Tennessee Plaza
     (Plaza Tower)
     office building
     Knoxville, Tennessee . .  Financial Services    91%   93%    93%    93%   92%    94%   N/A    N/A
 7. 237 Park Avenue
     Building
     New York, New York . . .  Advertising/Insurance/
                               Paper/Real Estate     98%   98%    98%     *     *      *     *      *
 8. 1290 Avenue of the
     Americas Building
     New York, New York . . .  Men's Clothing
                               Financial Services    78%   71%    81%     *     *      *     *      *


-----------------
     Reference is made to Item 7, and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.

     An "*" indicates that the joint venture which owns the property was restructured.  Reference is made to the
Notes for further information regarding the reorganized and restructured ventures.





ITEM 3.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at December 31, 1997 was approximately $52,009,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is expected to be transferred to Teachers or its designee in 1998.

     The Partnership is not subject to any other material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1997.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 38,317 record holders of the 365,971.66918 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1997          1996           1995         1994          1993
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 16,941,329    69,093,943    66,763,349    65,969,277    85,193,793
                           ============  ============  ============  ============  ============
Earnings (loss) before
 gains on sale or disposi-
 tion of investment
 properties . . . . . . .  $ (5,592,268)   42,099,222   (25,732,699)  (26,022,593)  (51,028,194)
Gains (losses) on sale
 or disposition of
 investment properties,
 net of venture partners'
 share of ($329,169)
 in 1996 and $2,887,659
 in 1994. . . . . . . . .    96,019,552     5,484,249         --       18,364,792    11,083,791
Partnership's share
 of gains (losses) on sale
 of property or
 interest in
 property of
 unconsolidated
 ventures . . . . . . . .        --             --      (14,789,529)    1,702,082     7,898,727
                           ------------  ------------  ------------  ------------  ------------
Earnings (loss) before
 extraordinary items. . .    90,427,284    47,583,471   (40,522,228)   (5,955,719)  (32,045,676)
Extraordinary items . . .    55,468,888         --       15,632,407       996,126      (141,776)
                           ------------  ------------  ------------  ------------  ------------
Net earnings
 (loss) . . . . . . . . .  $145,896,172    47,583,471   (24,889,821)   (4,959,593)  (32,187,452)
                           ============  ============  ============  ============  ============




                               1997          1996           1995         1994          1993
                          -------------  ------------   -----------  ------------  ------------

Net earnings (loss) per
 Interest (b):
  Earnings (loss) before
   gains on sale or
   disposition of invest-
   ment properties. . . .    $   (14.67)       110.42        (67.47)       (68.22)      (133.78)
  Gains (losses) on sale
   or disposition of
   investment
   properties, net of
   venture partners'
   share of ($329,169)
   in 1996 and $2,887,659
   in 1994. . . . . . . .        259.75         14.83         --            49.66         29.97
  Partnership's share
   of gains (losses)
   on sale of property
   or interest in
   property of
   unconsolidated
   ventures . . . . . . .          --           --           (39.99)         4.60         21.35
  Extraordinary items . .        150.05         --            42.27          2.69          (.38)
                           ------------  ------------  ------------  ------------  ------------
  Net earnings (loss) . .  $     395.13        125.25        (65.19)       (11.27)       (82.84)
                           ============  ============  ============  ============  ============
Total assets. . . . . . .  $ 27,600,886   280,595,580   307,460,106   333,577,902   374,787,300
Long-term debt. . . . . .  $  1,479,679   384,098,834   382,303,505   361,563,239   360,881,897
Cash distributions
 per Interest (b) . . . .  $      25.00         --            30.00         --            --
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


SIGNIFICANT PROPERTIES - SELECTED RENTAL AND OPERATING DATA

     As of December 31, 1997, only the Long Beach Shopping Center investment property would be considered by the Partnership to be significant. However, as more fully described in the Notes, the Long Beach property is in receivership. Therefore, selected rental and operating data has not been presented in this Annual Report.

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

     At December 31, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $9,528,000 and short-term investments of approximately $374,000. These funds are available for working capital requirements and reserves (including payment of deferred amounts to affiliates of the Corporate General Partners), and potential future distributions to the General Partners and Holders. In February 1998, the Partnership made a sales distribution totaling $1,829,858 (approximately $5 per Interest) out of sale proceeds (primarily related to the sale of Michael's Aurora Plaza). The Partnership does not expect to spend other than nominal amounts in 1998 for tenant improvements as the Partnership's interest in the Carrollwood Apartments, the only remaining source of liquidity at December 31, 1997, was sold in 1998, and title to Long Beach Plaza is expected to be transferred to the lender in 1998. In addition, the Partnership does not consider its indirect interest in JMB/NYC to be a source of liquidity. In such regard, reference is made to the Partnership's property-specific discussions below. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of any other investment, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     The Partnership had suspended operating cash distributions to the Holders of Interests and General Partners effective as of the first quarter of 1992.

     The affiliates of the Corporate General Partner deferred certain pre-1993 property management and leasing fees payable to them under the terms of the management agreements in an aggregate amount of approximately $1,321,500 (approximately $4 per Interest) through December 31, 1997. The Partnership paid $10,000,000 of previously deferred fees during February 1995 and $1,500,000 in April 1997. The remaining deferred amounts did not bear interest and were paid in 1998.

     In March 1998, the Partnership sold its ownership interest in the joint venture that owns the Carrollwood Station Apartments to the unaffiliated venture partner for $4,642,140. As a result of the property specific concerns discussed below, the Partnership does not expect that its remaining investment properties, Long Beach Plaza, 237 Park Avenue and 1290 Avenue of the Americas, will provide it with any significant cash flow from either operation or sale or other disposition. Aggregate distribution of sale or refinancing proceeds received by Holders of Interests over the entire term of the Partnership will be substantially less than one-fourth of their original investment. However, in connection with sales or other dispositions (including a transfer to a lender) of the Partnership's remaining investment properties (or interests therein), Holders of Interests will recognize a substantial amount of taxable income for Federal income tax purposes, even though the Holders of Interests do not receive cash distributions as a result of such sales or dispositions. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on such Holder's own tax situation.

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

     JMB/NYC

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. If such REIT affiliate exercises such right to purchase, due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, and the significant preference levels within the reorganized structure and liabilities of the Partnership, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with the restructuring). The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement.

     Long Beach Plaza

     The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. The Partnership had initiated discussions with the first mortgage lender regarding a permanent modification of its mortgage loan secured by the property. In December 1994, the lender agreed to extend the maturity of the loan until August 1995. The Partnership has been unable to secure a permanent modification of the first and second notes from the lender. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of 1995 cash generated from the property. Title to the property is currently expected to transfer in 1998 as a formal notice of the lender's intent to realize upon its security was received by the Partnership in March 1997. Reference is made to Item 3 of this report for a discussion of the receivership proceeding. This will result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds. Reference is made to the Notes for a further discussion of this property.

     First Tennessee Plaza (Plaza Tower) Office Building

     On September 19, 1997, the Partnership sold the land and related improvements of the First Tennessee Plaza office building for $29,200,000. Reference is made to the Notes for a further description of such transaction.

     Sherry Lane Place

     On September 12, 1997, the Partnership sold the land and related improvements of the Sherry Lane Place office building for $44,000,000. Reference is made to the Notes for a further description of such transaction.

     Carrollwood Apartments

     On March 2, 1998, the Partnership sold its ownership interest in the Carrollwood Apartments to the unaffiliated venture partner for $4,642,140. Reference is made to the Notes for a further description of such transaction.

     The Glades Apartments

     On November 21, 1996, the Partnership sold the land and related improvements of the Glades Apartments. The sale price of the land and related improvements was $12,900,000. Reference is made to the Notes for a further description of the sale.

     Michael's (Marshall's) Aurora Plaza

     On October 15, 1997 the Partnership sold the land and related improvements of the Michael's (Marshall's) Aurora Plaza for $6,885,000. Reference is made to the Notes for a further description of such transaction.


     RESULTS OF OPERATIONS

     Significant fluctuations between periods in the accompanying consolidated financial statements are primarily the result of the sale of the Partnership's interest in the Copley Place multi-use complex in January 1997, the sales of the Sherry Lane Place and First Tennessee Office Building in September 1997, the sale of Michael's (Marshall's) Aurora Plaza in October 1997, and the sale of the Glades Apartments in November 1996. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of the sales.

     The increase in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is primarily due to the temporary investment of the proceeds from the sale of Michael's Aurora Plaza in October 1997 until their distribution on February 1998.

     The decrease in restricted funds at December 31, 1997 as compared to December 31, 1996 is primarily due to the use of cash held by the appointed receiver of the Long Beach Plaza Shopping Center to fund operating deficits at the property.

    The decrease in investment in unconsolidated ventures, at equity at December 31, 1997 as compared to December 31, 1996 is primarily due to a reduction of the Partnership's paid-in-capital obligation to Carlyle Managers, Inc. and Carlyle Investors, Inc.

    The increase in accrued interest payable at December 31, 1997 as compared to December 31, 1996 is due to the continued suspension of debt service payments on the long-term mortgage loan secured by the Long Beach Plaza.

     The decrease in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the sale of Copley Place, Sherry Lane Place, First Tennessee Plaza, and Marshall's, as discussed above. The increase in rental income for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to higher average occupancy at Copley Place in 1996.

    The decrease in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 are primarily due to lower average balances in short term investments in 1997 and 1996 as a result of the payments of previously deferred property management and leasing fees and distributions to Holders of Interests of sale proceeds.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to December 31, 1996 is primarily due to the classification of the Partnership's remaining investment properties as held for sale during 1996 and the corresponding suspension of depreciation in 1997. The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the $13,000,000 value impairment recorded as of January 1, 1996 for the Long Beach Plaza Shopping Center.

     The decrease in property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the sales noted above. The increase in property operating expenses for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to higher real estate taxes (which are partially recoverable from tenants) at the Copley Place multi-use complex, as well as a $700,000 accrual recorded for the repair costs relating to the sub-terranean termite damage at Carrollwood Apartments in 1996.

     The provision for value impairment in the amount of $17,600,000 for the year ended December 31, 1996 is due to the uncertainty of the Partnership's ability to recover the net carrying value of the Long Beach Plaza Shopping Center from future operations or sale.

     The Partnership's share of the maximum unfunded obligation under the indemnification agreement at December 31, 1997 was $4,131,258. During 1996, the Partnership contributed $1,950,802 to JMB/NYC which, along with additional contributions of $5,852,406 from the other Affiliated Partners of JMB/NYC, is held in escrow pursuant to the terms of the indemnification agreement. These funds have been invested by JMB/NYC in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1997 of $134,252 is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement.

     The decrease in the Partnership's share of income from unconsolidated venture for the year ended December 31, 1997 compared to income from unconsolidated venture of $79,070,546, and the recognition of income from unconsolidated venture for the year ended December 31, 1996 compared to a loss of $6,600,158 for the year ended December 31, 1995 is primarily the result of the restructuring of JMB/NYC's interests in the joint ventures owning the Properties during 1996. Pursuant to the terms of the Plan, JMB/NYC converted its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and accordingly no longer has a commitment to provide financial support to the joint ventures owning the Properties. As a result, during 1996, the Partnership recognized income from restructuring of $78,704,658 from the reversal of those previously recognized losses that it is no longer obligated to fund (net of capital contributions). The Partnership's share of income from operations of unconsolidated venture during 1996 is partially offset by loss from operations prior to such reorganization. As of the Effective Date, the Partnership has discontinued the application of the equity method of accounting for its indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized.

     The gain on sale or disposition of investment properties, net of venture partners' share of $96,019,552 for the year ended December 31, 1997 consists of gain of $71,276,721 related to the sale of the interest in Copley Place multi-use complex, a gain of $541,792 related to the sale of land at the Allied Automotive Center, a gain of $18,174,417 related to the sale of Sherry Lane Place Office Building, a gain of $5,207,750 related to the sale of the First Tennessee Plaza Office Building and a gain of $818,872 related to the sale of Michael's Aurora Plaza. The gain of $5,484,249 on the sale or disposition of investment property for the year ended December 31, 1996 is the result of the sale of the Glades Apartments and the Partnership's share of the final settlement of reimbursable development costs related to the sale of Old Orchard Shopping Center, which was sold in September 1993.

     The loss on sale of interest in unconsolidated ventures and the extraordinary item for the year ended December 31, 1995 is due to the 1995 sale of 2 Broadway and the related gain on the extinguishment of indebtedness.

     The extraordinary items of $55,468,888 for the year ended December 31, 1997 consists of the forgiveness of indebtedness of $55,183,784 on the purchase price note payable to an affiliate in connection with the sale of the interest in the Copley Place multi-use complex, and the write off of unamortized deferred mortgage expense of $285,104 resulting from the sales of the Sherry Lane Place Office Building and the First Tennessee Plaza Office Building.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       AND CONSOLIDATED VENTURES


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated ventures at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
 Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $ 9,528,301        6,030,217
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . .        374,085          374,085
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . .         23,218        1,055,386
  Interest, rents and other receivables . . . . . . . . . . . . . . .      2,157,413        2,576,860
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         96,133          262,562
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        119,254       11,435,274
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .     12,298,404       21,734,384

    Investment properties held for sale or disposition. . . . . . . .     14,917,470      238,208,441
                                                                        ------------     ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         31,957          432,357
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        219,687        5,133,689
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .          --             447,345
Venture partners' deficits in ventures. . . . . . . . . . . . . . . .        133,368       14,639,364
                                                                        ------------     ------------

                                                                        $ 27,600,886      280,595,580
                                                                        ============     ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $ 40,361,075       39,232,585
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        235,535        3,434,187
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .      1,994,139        4,238,789
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .        109,854        1,633,263
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .     18,302,502       17,431,535
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .          --           1,475,510
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .     61,003,105       67,445,869
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        255,538          800,941
Partnership's share of the maximum unfunded
  obligation under the indemnification agreement. . . . . . . . . . .      4,131,258        4,265,510
Long-term debt, less current portion. . . . . . . . . . . . . . . . .      1,479,679      384,098,834
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     66,869,580      456,611,154

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (18,485,486)     (19,776,680)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (1,149,967)      (1,149,967)
                                                                        ------------     ------------
                                                                         (19,634,453)     (20,925,647)
                                                                        ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    326,224,167      326,224,167
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .   (295,750,699)    (440,355,677)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (50,107,709)     (40,958,417)
                                                                        ------------     ------------
                                                                         (19,634,241)    (155,089,927)
                                                                        ------------     ------------
          Total partners' capital (deficits). . . . . . . . . . . . .    (39,268,694)    (176,015,574)
                                                                        ------------     ------------
                                                                        $ 27,600,886      280,595,580
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $ 16,385,742       68,293,433      65,729,288
  Interest income . . . . . . . . . . . . . . . . .         555,587          800,510       1,034,061
                                                       ------------     ------------    ------------
                                                         16,941,329       69,093,943      66,763,349
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       9,869,385       39,959,842      38,615,594
  Depreciation. . . . . . . . . . . . . . . . . . .           --          10,267,305      13,784,147
  Property operating expenses . . . . . . . . . . .      10,768,100       39,183,796      35,234,465
  Professional services . . . . . . . . . . . . . .         414,224          323,882         647,443
  Amortization of deferred expenses . . . . . . . .         661,788        1,570,746       1,421,951
  General and administrative. . . . . . . . . . . .         540,647          695,947         781,049
  Provision for value impairment. . . . . . . . . .           --          17,600,000           --
                                                       ------------     ------------    ------------
                                                         22,254,144      109,601,518      90,484,649
                                                       ------------     ------------    ------------
                                                         (5,312,815)     (40,507,575)    (23,721,300)
Partnership's share of the reduction of
  the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . . .         134,252            --              --
Partnership's share of income (loss) from
  unconsolidated ventures (including income
  from restructuring of $78,704,658
  in 1996). . . . . . . . . . . . . . . . . . . . .        (400,400)      79,070,546      (6,600,158)
Venture partners' share of earnings (loss) from
  consolidated ventures' operations . . . . . . . .         (13,305)       3,536,251       4,588,759
                                                       ------------     ------------    ------------
        Earnings (loss) before gains on
          sale or disposition of investment
          properties. . . . . . . . . . . . . . . .      (5,592,268)      42,099,222     (25,732,699)
Gains (loss) on sale or disposition of investment
  properties, net of venture partners'
  share of $14,492,690 and ($329,169) in
  1997 and 1996, respectively . . . . . . . . . . .      96,019,552        5,484,249           --
Partnership's share of gain (loss) on
  sale of property or interest in
  property of unconsolidated ventures . . . . . . .           --               --        (14,789,529)
                                                       ------------     ------------    ------------
        Earnings (loss) before extraordinary items.      90,427,284       47,583,471     (40,522,228)




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Extraordinary items . . . . . . . . . . . . . . . .      55,468,888            --         15,632,407
                                                       ------------     ------------    ------------

       Net earnings (loss). . . . . . . . . . . . .    $145,896,172       47,583,471     (24,889,821)
                                                       ============     ============    ============

Net earnings (loss) per limited partnership
  interest:
    Earnings (loss) before gains on
      sale or disposition of investment
      properties. . . . . . . . . . . . . . . . . .    $     (14.67)          110.42          (67.47)
    Gains (loss) on sale or disposition
      of investment properties. . . . . . . . . . .          259.75            14.83           --
    Partnership's share of gain (loss)
      on sale of property or interest
      in property of unconsolidated ventures. . . .            --              --             (39.99)
    Extraordinary items . . . . . . . . . . . . . .          150.05            --              42.27
                                                       ------------     ------------    ------------

      Net earnings (loss) . . . . . . . . . . . . .    $     395.13           125.25          (65.19)
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

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                        NET                                    NET OF        NET
            CONTRI-   EARNINGS      CASH                      OFFERING     EARNINGS       CASH
            BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
            -------  ---------- ------------- -----------  ------------ ------------  -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1994 . . . .$1,000 (20,494,612)  (1,039,022)(21,532,634)  326,224,167  (462,331,395)  (29,974,889)(166,082,117)

Net earn-
 ings (loss).  --    (1,020,879)       --     (1,020,879)        --      (23,868,942)        --    (23,868,942)
Cash distri-
 butions
 ($30 per
 limited
 partnership
 interest). .  --         --        (110,945)   (110,945)        --            --      (10,983,528)(10,983,528)
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1995 . . . . 1,000 (21,515,491)  (1,149,967)(22,664,458)  326,224,167  (486,200,337)  (40,958,417)(200,934,587)

Net earn-
 ings (loss).  --     1,738,811        --      1,738,811         --       45,844,660         --     45,844,660
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                GENERAL PARTNERS                                   LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                        NET                                    NET OF        NET
            CONTRI-   EARNINGS      CASH                      OFFERING     EARNINGS       CASH
            BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
            -------  ---------- ------------- -----------  ------------ ------------  -------------------------

Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . . . 1,000 (19,776,680)  (1,149,967)(20,925,647)  326,224,167  (440,355,677)  (40,958,417)(155,089,927)

Net earn-
 ings (loss).  --     1,291,194        --      1,291,194         --      144,604,978         --    144,604,978

Cash distri-
 butions
 ($25 per
 limited
 partner-
 ship
 interest). .  --        --           --          --             --           --        (9,149,292) (9,149,292)
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1997 . . . .$1,000 (18,485,486)  (1,149,967)(19,634,453)  326,224,167  (295,750,699)  (50,107,709)(19,634,241)
             ====== ===========   ========== ===========   ===========  ============   =======================







                          See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $145,896,172       47,583,471     (24,889,821)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --          10,267,305      13,784,147
    Amortization of deferred expenses . . . . . . .         661,788        1,570,746       1,421,951
    Amortization of discount on long-term debt. . .         166,538          147,795         224,415
    Long-term debt - deferred accrued interest. . .         629,639       12,575,684      11,980,846
    Partnership's share of income (loss) from
      unconsolidated ventures (including income
      from restructuring of $78,704,658 in 1996). .         400,400      (79,070,546)      6,600,158
    Partnership's share of the reduction of the
      maximum unfunded obligation . . . . . . . . .        (134,252)           --              --
    Venture partners' share of ventures'
      operations. . . . . . . . . . . . . . . . . .          13,305       (3,536,251)     (4,588,759)
    Gain on sale or disposition of investment
      properties, net of venture partner's share. .     (96,019,552)      (5,484,249)          --
    Net asset decrease resulting from the
      sale of investment properties . . . . . . . .         442,505            --              --
    Extraordinary items . . . . . . . . . . . . . .     (55,468,888)           --        (15,632,407)
    Partnership's share of (gain) loss on
      sale of property or interest in property
      of unconsolidated ventures. . . . . . . . . .           --               --         14,789,529
    Provision for value impairment. . . . . . . . .           --          17,600,000           --
    Working capital decrease related to sale of
      interest in investment property . . . . . . .      (2,318,702)           --              --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . .         735,933          256,854        (828,006)
    Interest, rents and other receivables . . . . .        (315,451)         356,584         151,462
    Prepaid expenses. . . . . . . . . . . . . . . .          11,823           26,688          29,086
    Escrow deposits . . . . . . . . . . . . . . . .       1,729,227       (5,439,699)       (126,335)
    Accrued rents receivable. . . . . . . . . . . .         (30,334)          42,566          24,380
    Accounts payable. . . . . . . . . . . . . . . .      (1,496,748)         576,025         839,886
    Unearned rents. . . . . . . . . . . . . . . . .        (266,390)       1,099,239         (17,800)
    Accrued interest. . . . . . . . . . . . . . . .       5,421,141        4,476,029       4,140,326
    Accrued real estate taxes . . . . . . . . . . .      (1,474,691)         321,108        (425,059)
    Amounts due to affiliates . . . . . . . . . . .      (1,573,492)         789,399      (9,960,695)
    Tenant security deposits. . . . . . . . . . . .        (386,996)        (846,950)        938,939
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .      (3,377,025)       3,311,798      (1,543,757)
                                                       ------------     ------------    ------------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    properties, net of selling expenses . . . . . .      19,329,753        1,651,689           --
  Additions to investment properties. . . . . . . .      (2,494,608)      (4,337,187)     (3,246,082)
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .           --           2,194,244      16,391,657
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .           --           1,679,901       1,186,046
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --          (2,009,693)          --
  Payment of deferred expenses. . . . . . . . . . .        (357,657)      (1,575,688)     (1,531,975)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      16,477,488       (2,396,734)     12,799,646
                                                       ------------     ------------    ------------
Cash flows from financing activities:
  Proceeds from refinancing of long-term debt . . .           --               --         14,900,000
  Principal payments on long-term debt. . . . . . .        (453,087)        (793,083)    (18,705,089)
  Venture partners' contributions to ventures . . .           --               --              --
  Distributions to limited partners . . . . . . . .      (9,149,292)           --        (10,983,528)
  Distributions to general partners . . . . . . . .           --               --           (110,945)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (9,602,379)        (793,083)    (14,899,562)
                                                       ------------     ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       3,498,084          121,981      (3,643,673)

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .             6,030,217  5,908,236       9,551,909
                                                       ------------     ------------    ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  9,528,301        6,030,217       5,908,236
                                                       ============     ============    ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1997             1996            1995
                                                       ------------     ------------    ------------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $  3,652,067       21,830,425      22,733,319
                                                       ============     ============    ============
  Non-cash investing and financing activities:
    Reduction in investment in unconsolidated venture  $    400,000          800,000           --
                                                       ============     ============    ============
    Reduction in amounts due to affiliates. . . . .    $      --            (800,000)          --
                                                       ============     ============    ============
  Non-cash investing and financing activities:
   Activity due to sale of investment properties:
    Reduction of fixed assets, net of accumulated
     depreciation . . . . . . . . . . . . . . . . .    $225,785,579            --              --
    Reduction of working capital. . . . . . . . . .       9,495,504            --              --
    Reduction of security deposits. . . . . . . . .        (158,400)           --              --
    Reduction of deferred expenses. . . . . . . . .       4,609,869            --              --
    Reduction of long-term debt . . . . . . . . . .    (386,383,929)           --              --
    Venture partners' share of gain . . . . . . . .      14,492,690            --              --
    Gain on sale or disposition of interest in
     investment properties, net of venture partners'
     share. . . . . . . . . . . . . . . . . . . . .      96,019,552            --              --
    Extraordinary items . . . . . . . . . . . . . .      55,468,888            --              --
                                                       ------------     ------------    ------------
    Cash sales proceeds from sale of investment
      properties, net of selling expenses . . . . .    $ 19,329,753            --              --
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

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) an interest in certain real estate investments. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate. Of its four remaining investment properties at December 31, 1997, one has been sold and another is expected to be transferred to the lender during 1998. The two other investment properties of the Partnership at December 31, 1997 are its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas properties.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Copley Place Associates ("Copley Place") (sold January 23, 1997); Carrollwood Station Associates, Ltd. ("Carrollwood") (sold March 2, 1998), Jacksonville Cove I Associates, Ltd. ("Glades") (sold November 21, 1996); and Sherry Lane Associates ("Sherry Lane") (sold September 12, 1997) in which the Partnership has certain preferential claims and rights as discussed below. The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The Partnership holds an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") which in turn owns an indirect approximate 4.9% interest in commercial real estate in the City of New York, New York consisting of the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties").

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's indirect 25% interest in JMB/NYC through Carlyle XIII Associates, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). Accordingly, the financial statements do not include the accounts of JMB/NYC or Carlyle XIII Associates, L.P. The share of income from unconsolidated venture in the accompanying consolidated financial statements includes the Partnership's proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring, consisting primarily of the reversal of previously recognized losses and adjustments necessary to record the restructuring. During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, the Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:


                                                      1997                             1996
                                      ------------------------------   ------------------------------
                                                          TAX BASIS                        TAX BASIS
                                       GAAP BASIS        (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------       ----------      -----------      ----------
Total assets. . . . . . . . . . . .   $ 27,600,886       32,752,686      280,595,580      66,129,981

Partners' capital accounts
  (deficits):
     General partners . . . . . . .    (19,634,453)      (6,247,813)     (20,925,647)    (29,981,225)
     Limited partners . . . . . . .    (19,634,241)     (78,092,004)    (155,089,927)   (263,290,961)

Net earnings (loss):
     General partners . . . . . . .      1,291,194       23,733,412        1,738,811         976,751
     Limited partners . . . . . . .    144,604,978      194,348,248       45,844,660         516,267

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         395.13           531.05           125.25            1.41
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

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($8,528,571 and $5,500,762 at December 31, 1997 and 1996,
respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses were comprised principally of leasing fees which are amortized using the straight-line method over the terms stipulated in the related agreements, and commitment fees which are amortized over the related commitment periods.

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

     The Partnership acquired, either directly or through joint ventures, nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Nineteen properties have been sold or disposed of by the Partnership as of December 31, 1997. All of the remaining properties owned at December 31, 1997 were operating and held for sale or disposition.

The Partnership's interest in the Carrollwood Apartments was subsequently sold in March 1998. The cost of the investment properties represents the total cost to the Partnership or its ventures plus miscellaneous acquisi-tion costs.

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

     The results of operations, net of venture partners' share, for consolidated properties classified as held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were $(3,727,014), ($26,672,607) and ($9,611,539), respectively, for the years ended December 31, 1997, 1996 and 1995. In addition, the accompanying consolidated financial statements include $0, $581,147 and $194,066, respectively, of the Partnership's share of total property operations of $0, $1,162,294 and $388,131 of unconsolidated properties held for sale or disposition as of December 31, 1997 or sold or disposed of in the past three years.

     All investment properties are pledged as security for the long-term debt, for which generally there is no recourse to the Partnership. A portion of the long-term debt on the Copley Place multi-use complex represented a mortgage loan which was subordinated to the existing senior mortgage loan.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

     VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1997 is a party to two operating joint venture agreements. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $46,094,271 (before legal and other acquisition costs and its share of operating deficits as discussed below). In general, the joint venture partners, who are either the sellers (or their affiliates) of the property investments being acquired, or parties which have contributed an interest in the property being developed, or were subsequently admitted to the ventures, make no cash contributions to the ventures, but their retention of an interest in the property, through the joint venture, is taken into account in determining the purchase price of the Partnership's interest, which was determined by arm's-length negotiations. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     The Partnership acquired, through the above ventures, one apartment complex and three office buildings. In most instances, the joint venture partners (who were primarily responsible for constructing the properties) contributed any excess of cost over the aggregate amount available from the Partnership contributions and financing and, to the extent such funds exceeded the aggregate costs, were to retain such excesses. Certain of the venture properties were financed under various long-term debt arrangements as described below.

     The Partnership in certain cases had a cumulative preferred interest in net cash receipts (as defined) from the properties. Such preferential interest related to a negotiated rate of return on contributions made by the Partnership. After the Partnership received its preferential return, the venture partner was generally entitled to a non-cumulative return on its interest in the venture; net cash receipts were generally shared in a ratio relating to the various ownership interests of the Partnership and its venture partners. During 1997, 1996 and 1995, one, two and two, respectively, of the ventures' properties produced net cash receipts. In addition, the Partnership in certain cases has preferred positions (related to the Partnership's cash investment in the ventures) with respect to distribution of sale or refinancing proceeds from the ventures. In general, operating profits and losses are shared in the same ratio as net cash receipts; however, if there are no net cash receipts, substantially all profits or losses are allocated to the partners in accordance with their respective economic interest.

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

INVESTMENT PROPERTIES

     LONG BEACH PLAZA

     The Partnership purchased Long Beach Plaza located in Long Beach, California for $45,839,458 (net of discount on long-term debt of $10,330,542). The Partnership has not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $52,009,000 at December 31, 1997 and approximately $47,624,000 at December 31, 1996 have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver for the property was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. Title is expected to be transferred in 1998 as a formal notice of the lender's intent to realize upon its security was received by the Partnership in March 1997. This will result in the Partnership no longer having an ownership interest in such property and will result in gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1998.

     On adoption of SFAS 121 as described above, the Partnership recorded a provision for value impairment of $13,100,000 as of January 1, 1996 to reflect the then estimated fair value of the property based upon the use of an appropriate capitalization rate on the property's net operating income. As of July 1, 1996, the Partnership classified this property as held for sale or disposition in the accompanying consolidated financial statements. The property was not subject to continuing depreciation. On December 31, 1996, the Partnership recorded an additional provision for value impairment of $4,500,000 to revise the estimated fair value, less costs to sell, of the property based on current net operating income.

     COPLEY PLACE

     On January 23, 1997, through a series of transactions, the Partnership sold its entire partnership interest in Copley Place Associates as described below.

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

     The joint venture partner was obligated to fund (through capital contributions and loans, as defined) any deficiency in the Partnership's guaranteed return to 1989 and any operating deficits (as defined). Commencing January 1, 1990, the Partnership was entitled to a preferred return of $6,000,000 per year through December 31, 1991 of any available cash flow. The joint venture partner was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined). The joint venture partner had loaned approximately $13,648,000 through December 31, 1996 to fund its required obligation. The loans (the "Deficit Loans") accrued interest at the contract rate based on the joint venture partner's line of credit. The line of credit bore interest at a floating rate (averaging 7.57% per annum at December 31, 1996). The outstanding principal and accrued interest were to be repaid from future available cash flow, as defined. During 1996 and 1995, the joint venture paid approximately $225,000 and $1,518,000, respectively, of accrued interest on these loans. In May 1996, the venture used approximately $945,000 of Copley Place pre-loan modification cash reserves to repay a 1996 advance of approximately $720,000 from the joint venture partner with the remaining balance applied to accrued interest on the operating deficit loans discussed above.

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

     As a result of the debt modification, the property produced cash flow since 1993. This cash flow had been escrowed for future potential capital and leasing requirements as set forth in the loan modification.

     From and after 1986, substantially all of the joint venture partner's interest in the joint venture was owned by the Corporate General Partner. An affiliate of the Corporate General Partner managed the portion of the complex owned by the joint venture.

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

     The Partnership's outstanding obligations on the Note and for the Deficit Loans, and the projected continuing accruals of additional interest on such amounts made it unlikely that the Partnership's interest in Copley Place Associates would ever be sold for an amount which would result in any net proceeds to the Partnership. In order to provide the Partnership with incentive to consummate the sale of its interest, the joint venture partner, the holder of the Note and the Partnership executed an agreement whereby the net proceeds were distributed in a manner which permitted the Partnership to satisfy its obligations relative to the Note and the Deficit Loans and still realize some modest cash proceeds. In addition, the holder of the Note agreed on a discounted payoff of the Note. In general, the Partnership received $43,900,000 of sale proceeds, of which $34,000,000 was remitted to the holder of the Note as payment in full satisfaction of the Note. As a result, the Partnership was relieved of an approximately
$55,000,000 obligation.   The Partnership's obligation under the Deficit
Loans were next satisfied in full out of the Partnership's remaining sale proceeds. After the repayment of the Note and Deficit Loans, as discussed above, the Partnership's remaining net proceeds amounted to approximately $929,000, all of which was received in cash at closing. The Partnership has retained these funds as necessary working capital reserves.

     The effect on the Partnership's consolidated financial statements as a result of the sale was to eliminate the Partnership's investment in Copley Place Associates and to recognize a gain on sale of the Partnership's interest in the consolidated venture of approximately $71,277,000 and a gain on the forgiveness of indebtedness of approximately $55,184,000 for financial reporting purposes in 1997. The Partnership also recognized a gain on the sale of approximately $171,500,000 for Federal income tax purposes in 1997.

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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective
October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements(other than that related to a certain indemnification agreement provided in connection with the restructuring).

     Pursuant to the indemnification agreement, the Affiliated Partners are jointly and severally obligated to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking any actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement.

     ORCHARD ASSOCIATES

     The Partnership's interest in Old Orchard Shopping Center (through Orchard Associates and Old Orchard Urban Venture ("OOUV") was sold in September 1993.

     OOUV could have received reimbursement, under certain conditions, of up to an additional $3,400,000 (of which Orchard Associates had a 79.1667% interest) of previously incurred development costs based upon certain future earnings of the property (as defined). In December 1996, OOUV received a final settlement of $2,450,000 (of which the Partnership's share was $969,796) of such development costs related to the sale of the Old Orchard Shopping Center.

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

     OOUV and Orchard Associates had also entered into a contribution agreement whereby they agreed to share future gains and losses which may arise with respect to potential revenues and liabilities from events which predated the contribution of the property to the new venture (including, without limitation the distribution to OOUV of the potential future distribution of $3,400,000 as described above) in accordance with their pre-contribution percentage interests. In December 1996, Orchard received its share of the earn out provision of $2,450,000, as discussed above, and distributed to each of the respective partners their share ($969,796 to the Partnership) of such amount. The Partnership recognized a gain of $870,837 for financial reporting purposes and for Federal income tax purposes in 1996.

     SHERRY LANE PLACE OFFICE BUILDING

     Pursuant to a contract entered into in July, 1997, on September 12, 1997, the Partnership, through Sherry Lane Associates, sold the Sherry Lane Place Office Building to an unaffiliated third party for $44,000,000 (before selling costs and prorations) all of which was paid in cash at closing. After repayment of the mortgage notes securing the property (approximately $41,171,000, including contingent interest (as defined)), the Partnership realized net proceeds of approximately $2,653,000. The sale resulted in a gain of approximately $18,300,000 to the Partnership in 1997 for financial reporting purposes. The Partnership recognized a gain of approximately $29,600,000 for Federal income tax purposes in 1997. Pursuant to the Sherry Lane Associates venture agreement, substantially all of the net proceeds from the sale has been distributed to the Partnership. In connection with the sale of this property and as is customary in such transactions, Sherry Lane Associates agreed to certain representations and warranties, with a stipulated survival period which expired December 15, 1997 with no liability to the Partnership.

     In November 1993, the Partnership reached an agreement with the current lender to further modify the existing long-term non-recourse mortgage note secured by the property. Under the terms of the remodification, the existing mortgage balance was divided into two notes. The first note of $22,000,000 bore a contract interest rate of 8% per annum for the period retroactive from January 1, 1993 through December 31, 1994, and increased to 8.5% per annum for the period from January 1, 1995 through April 1, 1998. Interest only was payable on the first note at 5.75% per annum for the period retroactive to January 1, 1993 through December 31, 1993, at 8% per annum from January 1, 1994 through December 31, 1994 and at 8.5% per annum from January 1, 1995 through April 1, 1998. The second note, consisting of the remaining unpaid principal and accrued interest, had a zero pay and accrual rate. All excess cash flow above debt service on the first note was to be applied first against accrued interest on the first note and then as contingent interest on the second note (as defined).

     The Partnership had committed to a plan to sell or dispose of Sherry Lane Place office building, and accordingly, as of December 31, 1996, the Partnership classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property was not subject to continued depreciation after such date.

     CARROLLWOOD STATION APARTMENTS

     In September 1993, the joint venture refinanced with an unaffiliated third party lender the existing $7,200,000 mortgage loan with a new loan in the amount of $7,455,000, which was scheduled to mature in August 1998. In addition, the venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and has been subsequently funded by the operations of the joint venture. At
December 31, 1997, the escrow account balance is approximately $108,000 and no amounts have been withdrawn. As of the date of sale of the Partnership's interest in the property as described below, any rights of the Partnership to the escrow were assigned to the unaffiliated venture partner.

     In April 1996, the property manager (an affiliate of the Partnership's joint venture partner in the property) of the apartment complex notified the Partnership of potential sub-terranean termite damage at the property. This damage was discovered as a result of a wood replacement project that was undertaken to prepare the property to market for sale. The property manager obtained three competitive bids to repair the damage, each of which totaled approximately $1,400,000 (all bids were received prior to the tear out and reconstruction of the prototype building as discussed below). The exterminating company that had been treating the property for several years was notified of the extensive damage and was negotiating with the property manager and the venture partners its liability regarding the damage. In August 1996, the joint venture, in conjunction with the exterminating company, reached an agreement whereby one of the complex's twenty-seven buildings was chosen as a prototype building to better survey the termite damage. This building was analyzed and repaired at a total cost of $69,430. The joint venture and the exterminating company then commenced negotiating regarding a possible settlement for the entire complex. In December 1996, the exterminating company notified the Partnership of its desire to schedule a mediation between the parties in order to resolve certain disputes regarding the repair costs. On March 19, 1997, the joint venture and the exterminating company settled these issues and agreed on a settlement in the amount of $637,500, which was received by the joint venture in full in April 1997. Such amount and the related costs of repair have been reflected in the accompanying consolidated financial statements. Upon receipt of the settlement amount, the joint venture commenced the tear-out and reconstruction of the remainder of the property, which was completed in July 1997. The amount received from the settlement covered substantially all costs of repair.

     The joint venture committed to a plan to sell or dispose of Carrollwood Station Apartments. Accordingly, as of December 31, 1996, the joint venture classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property was not subject to continued depreciation after such date.

     In October 1997, the joint venture reached an agreement in principle for the sale of Carrollwood Station Apartments to an unaffiliated buyer. In December 1997, the Partnership entered into a contract with the unaffiliated buyer. As provided in the Carrollwood joint venture agreement, the unaffiliated venture partner, Lincoln Property Company No. 600, Ltd. ("Lincoln"), held the right of first refusal to purchase the Partnership's interest in Carrollwood in the event the Partnership secured a buyer for the Property. On March 2, 1998, Lincoln purchased the Partnership's interest in Carrollwood for $4,642,140, which approximates the share of proceeds that the Partnership would have received from a sale to the unaffiliated buyer. The sale of the Partnership's interest will result in a gain to the Partnership for both financial reporting and Federal income tax purposes in 1998 of approximately $5,000,000 and $8,000,000, respectively.

     MICHAEL'S (MARSHALL'S) AURORA PLAZA

     The long-term note secured by the Michael's Aurora Plaza shopping center located in Aurora, Colorado reached its scheduled maturity in June 1993. The Partnership continued remitting debt service under the original terms of the loans until January 1994, when the Partnership reached an agreement with the current lender to modify and extend the existing long-term note. The modification, which became effective in November 1993, lowered the pay and accrual rates from 12.75% per annum to 8.375% per annum and extended the loan for a three year period to November 1996. Concurrent with the closing of the modification, the Partnership paid down the existing mortgage balance in the amount of $250,000. The Partnership initiated discussions with the first mortgage lender for a short-term extension of the mortgage loan. The lender agreed to a short-term loan extension until June 2, 1997 with the payment of a loan extension fee (paid on November 1, 1996) equal to 1.25% of the outstanding balance of approximately $5,368,000 or $67,100. In June 1997, the Partnership initiated discussions with the lender for a further extension of the mortgage loan. The mortgage note was extended by the lender on a short-term basis to allow the Partnership to complete the negotiations to sell the property as described below. During the extension period, the annual interest rate increased to 9.375% through September 1, 1997 then reverted to the original 9.02% per annum rate through the date of sale.

     As of December 31, 1996, the Partnership committed to a plan to sell or dispose of Michael's Aurora Plaza. Accordingly, the Partnership classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property was not subject to continued depreciation after such date. In August 1997, the Partnership entered into a contract to sell the property to an unaffiliated buyer. Pursuant to the contract, on October 15, 1997, the Partnership sold the land and related improvements of the Michael's Aurora Plaza. The sale price was $6,885,000 all of which was paid in cash at closing (net of selling costs). The Partnership used a substantial portion of the proceeds to repay the existing mortgage note of approximately $5,045,000, and the Partnership realized net proceeds of approximately $1,600,000. In February 1998, the Partnership made a sales distribution totaling $1,829,858 (approximately $5 per Interest) out of sales proceeds related to the sale of Michael's and prior undistributed sales proceeds. The sale resulted in a gain in 1997 to the Partnership of approximately $819,000 for financial reporting purposes and approximately $4,176,000 for Federal income tax purposes. In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires June 15, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties.

     FIRST TENNESSEE PLAZA (PLAZA TOWER)

     The first mortgage loan secured by the First Tennessee Plaza office building property matured on November 1, 1994. The Partnership reached an agreement for a short-term extension until January 1, 1995 upon paying a $15,000 extension fee to the existing lender. During January 1995, the Partnership reached another agreement with the existing lender for an extension until March 31, 1995 provided the Partnership pay down the principal balance by $1,500,000 and find an alternative source of financing. The Partnership continued to remit debt service during this period under the existing loan terms.

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

     The Partnership committed to a plan to sell or dispose of First Tennessee Plaza office building. Accordingly, as of December 31, 1996, the Partnership classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property was not subject to continued depreciation after such date. On September 19, 1997, the Partnership sold the land, related improvements, and personal property of the First Tennessee Plaza Office Building to an unaffiliated third party for $29,200,000 (before selling costs and prorations) all of which was paid in cash at closing. After repayment of the mortgage note securing the property (approximately $15,079,000), the Partnership realized net proceeds of approximately $13,462,000. The sale resulted in a gain of approximately $5,347,000 to the Partnership in 1997 for financial reporting purposes. The Partnership recognized a gain of approximately $20,131,000 for Federal income tax purposes in 1997.

     In connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired December 15, 1997 with no liability to the Partnership.

     ALLIED AUTOMOTIVE CENTER

     On October 10, 1990, the Partnership sold the land, building, and related improvements of the Allied Automotive Center located in Southfield, Michigan.

     The Partnership had retained title to a defined 1.9 acre piece of land (the "Parcel"). During the buyer's due diligence investigation, the buyer found traces of contamination located on a portion of the Parcel as well as on a portion of the land owned by two affiliated selling entities. It was subsequently determined that such contamination was most likely the result of certain activities of the previous owner. As a result, the purchase price was reduced by approximately $682,000 for the Partnership's excluded land. The land was to be purchased by the buyer after the environmental clean-up was completed. During 1996, the Partnership was informed that certain regulatory agencies approved the clean-up of the site that had been performed and approved the shut-down of the clean-up operation. On March 12, 1997, the Partnership sold the Parcel for approximately $682,000. The sale of this Parcel resulted in a gain for financial reporting and Federal income tax purposes of approximately $542,000 in 1997.

     THE GLADES APARTMENTS

     The joint venture had been marketing the Glades Apartments for sale. The property was classified as held for sale or disposition as of April 1, 1996, and therefore, was not subject to continued depreciation after such date. In July 1996, the joint venture signed a letter of intent to sell the property to an unaffiliated third party.

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

LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997 and 1996:
                                                                              1997            1996
                                                                          -----------     -----------
11.5% purchase price note payable to an affiliate;
  secured by Partnership's interest in the joint venture
  that owned Copley Place multi-use complex in Boston,
  Massachusetts; accruing interest through August 31,
  1998 when the entire balance was payable (satisfied
  in January, 1997 at sale) . . . . . . . . . . . . . . . . . . . . .     $    --          88,554,145

8.5% mortgage note (the note has been modified; due August
  1998; secured by Copley Place multi-use complex in
  Boston, Massachusetts; balance originally payable
  in monthly installments of principal and interest
  of $2,184,042 through September 30, 1993 and
  $1,306,321 through August 31, 1996 and $1,562,215
  thereafter (assumed by the purchaser of the property
  in January, 1997) . . . . . . . . . . . . . . . . . . . . . . . . .          --         219,052,858

9.02% mortgage note; secured by the Plaza Tower office building, payable monthly, interest only, until October 2000 when the principal and any accrued interest is due, (retired at sale
  of the property in September, 1997) . . . . . . . . . . . . . . . .          --          14,900,000

8.5% mortgage note; secured by the Sherry Lane Place office building in Dallas, Texas; payable in monthly installments of interest only until April 1, 1998 when the remaining principal
  balance is payable (as remodified), (retired at sale of the
  property in September, 1997). . . . . . . . . . . . . . . . . . . .          --          22,000,000

Contingent interest note; secured by the Sherry Lane
  Place office building in Dallas, Texas; contingent
  interest due annually equal to the excess cash flow
  of the property (as defined); due April 1, 1998,
  (retired at sale of the property in September, 1997). . . . . . . .          --          18,003,538

13% mortgage note (in default) secured by the Long Beach Plaza shopping center in Long Beach, California; payable
  in monthly installments of principal and interest
  of $372,583 originally due June 27, 1994 and
  subsequently extended to August 31, 1995 when the
  remaining principal balance of $33,734,354 was
  payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33,734,354       33,734,354





                                                                              1997            1996
                                                                          -----------     -----------
Other mortgage loans:
  Long Beach Plaza Shopping Center, non-interest bearing, (net of $8,520,321 and $8,686,860 unamortized discount at 12%
    at December 31, 1997 and 1996, respectively), due 2014. . . . . .       1,479,679       1,313,140

  Michael's (Marshall's) Aurora Plaza Shopping Center, 8.375%;
    payable in monthly installments of principal and
    interest until November 1, 1996 and subsequently
    extended to the sale date of the property (October 15,
    1997) when the remaining principal balance was paid
    from proceeds of the sale . . . . . . . . . . . . . . . . . . . .           --          5,282,757

  Carrollwood apartment complex, 7.45%, due August
    1998 (retired in full at sale of the Partnership's
    interest in the property in March 1998) . . . . . . . . . . . . .       6,626,721       6,842,195

  Other (satisfied in January 1997) . . . . . . . . . . . . . . . . .          --          13,648,432
                                                                         ------------     -----------
          Total debt. . . . . . . . . . . . . . . . . . . . . . . . .      41,840,754     423,331,419
          Less current portion of long-term debt. . . . . . . . . . .      40,361,075      39,232,585
                                                                         ------------     -----------
          Total long-term debt. . . . . . . . . . . . . . . . . . . .    $  1,479,679     384,098,834
                                                                         ============     ===========


     In addition, accrued interest of $18,274,822 and $13,889,356 is in default related to the mortgage note secured by the Long Beach Shopping Center at December 31, 1997 and 1996, respectively, which is not included in the above long-term debt. Included in the above total long-term debt is $0, $84,795,053 and $72,714,370 for 1997, 1996 and 1995, respectively, which represents mortgage interest accrued but not currently payable pursuant to the terms of the various notes.

     Five year maturities of long-term debt are as follows:

                 1998 . . . . . . . . . . . . . .    $ 40,361,075
                 1999 . . . . . . . . . . . . . .           --
                 2000 . . . . . . . . . . . . . .           --
                 2001 . . . . . . . . . . . . . .           --
                 2002 . . . . . . . . . . . . . .
                                                     ============


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

MANAGEMENT AGREEMENTS

     The Partnership has entered into agreements for the operation and management of the investment properties. Such agreements are summarized as follows:

     The Partnership entered into an agreement with an affiliate of the seller for the operation and management of Michael's Aurora Plaza (prior to its sale in October 1997) for a management fee calculated at a percentage of certain types of cash income from the property.

     The Long Beach Plaza in Long Beach, California, First Tennessee Plaza (Plaza Tower) office building in Knoxville, Tennessee (prior to its sale in September 1997), Sherry Lane Place office building in Dallas, Texas (prior to its sale in September 1997), and Glades Apartments in Jacksonville, Florida (prior to its sale in November 1996) were managed by an affiliate of the Corporate General Partner until December 1994 for a fee equal to a percentage of defined gross income from the property. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Plaza Tower office building through the date of sale the Glades Apartments in Jacksonville, Florida, and the Sherry Lane office building on the same terms that existed prior to the assignment.


LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership and its consolidated ventures principal assets are one shopping center and one apartment complex. The Partnership sold its interest in the apartment complex in March, 1998. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, was depreciated over the estimated useful lives until the date such property was classified as held for sale pursuant to SFAS 121 as described above. Leases with commercial tenants range in term from one to 30 years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants generally provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost or carrying value and accumulated depreciation of the leased assets are summarized as follows at December 31, 1997:

               Shopping center:
                 Carrying value . . . . . . . .  $ 26,202,593
                 Accumulated depreciation . . .    16,925,470
                                                 ------------
                                                    9,277,123
                                                 ------------
               Apartment complex:
                 Cost . . . . . . . . . . . .       9,281,629
                 Accumulated depreciation . . .     3,641,282
                                                 ------------
                                                    5,640,347
                                                 ------------
                         Total. . . . . . . . .  $ 14,917,470
                                                 ============

     Minimum lease payments receivable including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                1998. . . . . . . . . . . .    $1,638,259
                1999. . . . . . . . . . . .     1,419,428
                2000. . . . . . . . . . . .     1,223,672
                2001. . . . . . . . . . . .     1,132,186
                2002. . . . . . . . . . . .     1,083,316
                Thereafter. . . . . . . . .     3,017,783
                                               ----------
                Total . . . . . . . . . . .    $9,514,644
                                               ==========

     Additional rent based upon percentages of tenants' sales volumes included in rental income aggregated $17,689, $725,568 and $675,043, for the years ended December 31, 1997, 1996 and 1995, respectively.

     LEASES - AS PROPERTY LESSEE

     The following lease agreements have been determined to be operating leases:

     The Partnership owns the leasehold rights to the parking structure adjacent to the Long Beach, California shopping center. The lease has an initial term of 50 years which commenced in 1981 with one 49-year renewal option exercisable by a local municipal authority. The lease provides for annual rental of $745,000, which is subject to decrease based on formulas which relate to the amount of real estate taxes assessed against the shopping center and the parking structure. The rental expense for 1997, 1996 and 1995 under the above operating lease was $533,181, $424,783 and $633,548, respectively, and consisted exclusively of minimum rent.


TRANSACTIONS WITH AFFILIATES

     In December 1984, Urban Holdings, Inc., an affiliate of the Corporate General Partner of the Partnership, purchased all the outstanding stock of the developer (joint venture partner) and property manager of the Old Orchard Shopping Center and the Copley Place multi-use complex, and successor entities to the developer and property manager continue in their respective capacities. Consequently, the joint venture partner was an affiliate of the Corporate General Partner and continued to possess all of the rights and obligations granted the original developer under the terms of the respective acquisition and related agreements.

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                             1997     1996       1995        1997
                           -------- ---------  ---------  ------------
Property management
 and leasing fees . . . .  $ 89,060 1,575,148  1,459,783   1,321,500
Insurance commissions . .    70,890    67,579     65,185        --
Reimbursement (at cost)
 for accounting services.    36,297    23,862    164,441      13,313
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .    43,856    40,841     74,396      11,274
Reimbursement (at cost)
 for legal services . . .    18,423    18,386      9,267       2,750
Reimbursement (at cost)
 for administrative
 charges and other out-
 of-pocket expenses . . .       164    91,596    208,625          63
                           -------- ---------  ---------   ---------

                           $258,690 1,817,412  1,981,697   1,348,900
                           ======== =========  =========   =========

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($1,321,500, approximately $4 per Interest) at December 31, 1997 has been deferred. All amounts currently payable do not bear interest and were paid in 1998. All property management fees and leasing fees are being paid currently. In February 1995, the Partnership paid $10,000,000 of previously deferred property management and leasing fees to an affiliate of the General Partner and an additional $1,500,000 in April 1997. The amounts unpaid at December 31, 1997 were paid in 1998.

     Reference is made to the JMB/NYC discussion above regarding the Partnership's obligation to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of December 31, 1997, these obligations bore interest at 5.93% per annum and cumulative interest accrued on these obligations was $272,639.

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

     The consideration paid by the Partnership for its interest in Copley Place Associates included a purchase price note with an original principal balance of $20,000,000 and bearing interest at 11.5% per annum (the "Note"). The unpaid balance of the Note at December 31, 1996 was $88,554,145 and was payable to an affiliate of the Corporate General Partner, as discussed above. As of January 23, 1997 this note was retired in full as discussed above.

                                                                                        SCHEDULE III
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1997

                                                  COSTS
                                               CAPITALIZED
                        INITIAL COST TO       SUBSEQUENT TO                  GROSS AMOUNT AT WHICH CARRIED
                        PARTNERSHIP (a)        ACQUISITION                       AT CLOSE OF PERIOD (b)
                    ------------------------- -------------               -----------------------------------
                      LAND AND    BUILDINGS       LAND         PROVISION    LAND AND   BUILDINGS
             ENCUM-   LEASEHOLD     AND       BUILDINGS AND    FOR VALUE   LEASEHOLD      AND
DESCRIPTION  BRANCE   INTEREST   IMPROVEMENTS IMPROVEMENTS   IMPAIRMENT(d)  INTEREST  IMPROVEMENTS  TOTAL(f)
-------------------- ----------- --------------------------   -----------  ---------- ------------ ----------
APARTMENT
 BUILDING:
Tampa,
 Florida
 (c). . . . .$6,626,7211,092,010    7,408,618       781,001         --      1,092,010    8,189,619  9,281,629






                                                  COSTS
                                               CAPITALIZED
                        INITIAL COST TO       SUBSEQUENT TO                  GROSS AMOUNT AT WHICH CARRIED
                        PARTNERSHIP (a)        ACQUISITION                       AT CLOSE OF PERIOD (b)
                    ------------------------- -------------               -----------------------------------
                      LAND AND    BUILDINGS       LAND         PROVISION    LAND AND   BUILDINGS
             ENCUM-   LEASEHOLD     AND       BUILDINGS AND    FOR VALUE   LEASEHOLD      AND
DESCRIPTION  BRANCE   INTEREST   IMPROVEMENTS IMPROVEMENTS   IMPAIRMENT(d)  INTEREST  IMPROVEMENTS  TOTAL(f)
-------------------- ----------- --------------------------   -----------  ---------- ------------ ----------
SHOPPING
 CENTER:
Long Beach,
 Califor-
 nia. . . . .$35,214,0333,801,066  42,765,277   (2,763,750)   (17,600,000)  1,179,046   25,023,547 26,202,593
         ------------ ----------  -----------  -----------    -----------  ----------  ----------------------

  Total . . .$41,840,7544,893,076  50,173,895   (1,982,749)   (17,600,000)  2,271,056   33,213,166 35,484,222
         ============ ==========  ===========   ==========    ===========  ==========  ======================


                                                                              SCHEDULE III - CONTINUED
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1997


                                                                             LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                             STATEMENT OF         1997
                           ACCUMULATED             DATE OF        DATE        OPERATION       REAL ESTATE
DESCRIPTION               DEPRECIATION(g)       CONSTRUCTION    ACQUIRED     IS COMPUTED         TAXES
-----------              ----------------       ------------   ----------  ---------------    -----------
APARTMENT BUILDING:
 Tampa, Florida (c) . . .      3,641,282            1984         12/16/83       5-30 years        201,114
SHOPPING CENTER:
 Long Beach, California .     16,925,470            1982          6/22/83       5-30 years        508,022
                              -----------                                                      ----------

     Total. . . . . . . .     $20,566,752                                                         709,136
                              ===========                                                      ==========






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

                                               DECEMBER 31, 1997



---------------
Notes:
       (a) The initial cost to the Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

       (b) The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was
$52,703,663.

       (c) Property owned and operated by a joint venture.

       (d) A provision for value impairment of $13,100,000 was recorded January 1, 1996 at the Long Beach Plaza investment property.  On December 31, 1996, the Partnership recorded an additional provision for value impairment of
$4,500,000, as more fully described in the Notes.

       (e) During 1996, all the Partnership's remaining consolidated investment properties were classified as held for sale or disposition, as more fully described in the Notes.


                                                                              SCHEDULE III - CONTINUED
                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1997

                                                            1997                1996                 1995
                                                        -------------       -------------       -------------

(f)  Reconciliation of real estate carrying costs:

     Balance at beginning of period . . . . . . . . .    $407,809,347         433,222,805         429,976,723
     Additions during period. . . . . . . . . . . . .       2,494,608           4,337,187           3,246,082
     Reductions during period . . . . . . . . . . . .    (374,819,733)        (12,150,645)              --
     Provisions for value impairment. . . . . . . . .          --             (17,600,000)              --
                                                         ------------        ------------        ------------

     Balance at end of period . . . . . . . . . . . .    $ 35,484,222         407,809,347         433,222,805
                                                         ============        ============        ============


(g)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $169,600,906         163,309,553         149,525,406
     Depreciation expense . . . . . . . . . . . . . .          --              10,267,305          13,784,147
     Reductions during period . . . . . . . . . . . .    (149,034,154)         (3,975,952)              --
                                                         ------------        ------------        ------------

     Balance at end of period . . . . . . . . . . . .    $ 20,566,752         169,600,906         163,309,553
                                                         ============        ============        ============




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 1997 and 1996.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of ABPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Managers, Inc., the sole general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc. a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is a director of USC, Inc., a Trustee of Amli Residential Property Trust, and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

     Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires, among others, executive officers of the Corporate General Partner to file reports of changes in beneficial ownership of Interests on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such persons are also required by SEC rules to furnish the Partnership a copy of such reports filed with the SEC. H. Rigel Barber and Gary Nickele did not file two required reports each (one Form 4 and one Form 5) to reflect the change in their respective beneficial ownership of Interests during 1997 resulting from one transaction.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 1997, the General Partners received no distributions and the Corporate General Partner received no management fee. The General Partners received a share of Partnership gains for Federal income tax purposes aggregating $24,171,365 in 1997.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the Notes. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     Payment of certain pre-1993 property management and leasing fees payable under the terms of the management agreements ($1,321,500, approximately $4 per $1,000 interest) at December 31, 1997 had been deferred. All amounts currently payable do not bear interest and were paid in 1998. In 1997, the Partnership paid $1,500,000 of previously deferred management and leasing fees to an affiliate of the General Partner.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1997 aggregating $70,890 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership, all of which was paid at December 31, 1997. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     An affiliate of the General Partners provided property management and leasing services at one of the Partnership's properties during 1997 and earned property management and leasing commissions of $89,060, all of which was paid. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1997, the Corporate General Partner of the Partnership or its affiliates were due reimbursement for such out-of-pocket expenses in the amount of $164, of which $63 was unpaid at December 31, 1997. The General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 1997 were $43,856, $18,423 and $36,297, respectively, of which $11,274, $2,750 and $13,313, respectively, was unpaid at December 31, 1997.

     The Partnership had obligations to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of December 31, 1997, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $272,639.

     The affiliated joint venture partner in Copley Place Associates was obligated through December 31, 1991 to loan amounts to pay for any operating deficits (as defined) of Copley Place. Through December 31, 1996, the affiliated joint venture partner had loaned approximately $13,648,000 at an interest rate based on its line of credit, which bore interest at a floating rate (averaging 7.57% per annum at December 31, 1996). During 1996, approximately $1,234,000 of interest accrued on these loans, and the joint venture paid approximately $225,000 of accrued interest (including a portion accrued from a prior year) on these loans. As of January 23, 1997, these Deficit Loans were paid in full as discussed below.

     The consideration paid by the Partnership for its interest in Copley Place Associates included a purchase price note with an original principal balance of $20,000,000 and bearing interest at 11.5% per annum (the "Note"). The unpaid balance of the Note at December 31, 1996 was $88,554,145 and was payable to an affiliate of the Corporate General Partner. In connection with the sale of its interest in Copley Place Associates to an unaffiliated third party, the Partnership entered into an agreement with the affiliated joint venture partner and the holder of the note whereby the net proceeds from the sale of the Partnership's interest were distributed in a manner which permitted the Partnership to satisfy its obligations relative to the note and the Deficit Loans and still realize some modest cash proceeds. In addition, the holder of the Note agreed on a discounted payoff of the Note. In general, the Partnership received $43,900,000 of sale proceeds, of which $34,000,000 was remitted to the holder of the Note as payment in full satisfaction of the Note. As a result, the Partnership was relieved of an approximately $55,000,000
obligation.   The Partnership's obligation under the Deficit Loans were
next satisfied in full out of the Partnership's remaining sale proceeds. After the repayment of the Note and Deficit Loans, as discussed above, the Partnership's remaining net proceeds amounted to approximately $929,000, all of which was received in cash at closing.

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

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:


                         NAME OF                           AMOUNT AND NATURE
                        BENEFICIAL                            OF BENEFICIAL                    PERCENT
TITLE OF CLASS            OWNER                                OWNERSHIP                       OF CLASS
--------------          ----------                         -----------------                   --------
Limited Partnership
 Interests              JMB Realty Corporation             5 Interests directly                Less than 1%

Limited Partnership
 Interests              Corporate General                  59.99897 Interests                  Less than 1%
                        Partner, its officers              directly (1)
                        and directors and the
                        Associate General
                        Partner as a group

     (1)  Includes 54.99897 Interests owned by certain officers for which each such officer has sole investment and voting power as to such Interests so owned.

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

                  10-Y Purchase Agreement and amendments thereto between Sherry Lane Associates and Cottonwood Realty Services, L.L.C. dated July 7, 1997 is incorporated herein by reference to the Partnership's Report for September 12, 1997 on Form8-K (file No. 0-12791) dated September 26, 1997.

                  10-Z Purchase Agreement and amendments thereto between Carlyle Real Estate Limited Partnership - XIII and Parkway Properties, L.P. dated August 20, 1997 is incorporated herein by reference to the Partnership's Report for September 19, 1997 on Form 8-K (File No. 0-12791) dated October 3, 1997.

                  10-AA Purchase Agreement and Joint Escrow Instructions between Carlyle Real Estate Limited Partnership - XIII and GDA Real Estate Services, Inc. dated August 4, 1997 is incorporated herein by reference to the Partnership's Report for October 15, 1997 on Form 8-K (File No. 0-12791) dated October 30, 1997).

                  10-BB Letter agreement related to the Purchase
Agreement between Carlyle Real Estate Limited Partnership - XIII and GDA Real Estate Services, Inc. dated September 3, 1997 is incorporated herein by reference to the Partnership's Report for October 15, 1997 on Form 8-K (File No. 0-12791) dated October 30, 1997).

                  21.   List of Subsidiaries.

                  24.   Powers of Attorney.

                  27.   Financial Data Schedule.

                  Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

        (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

                  (i) The Partnership's Report on Form 8-K (File No. 0-12791) for October 15, 1997 (describing the sale of the Michael's (Marshall's) Aurora Plaza) was filed. This report was dated October 30, 1997 and includes a discussion of the sale (Item 2) and narrative pro forma financial information with respect to the sale (Item 7).

                  (ii) The Partnership's Report on Form 8-K (File No. 0-12791) for September 19, 1997 (describing the sale of the First Tennessee Plaza Office Building in Knoxville, Tennessee) was filed. This report was dated October 3, 1997 and includes a discussion of the sale (Item 2) and narrative pro forma financial information with respect to the sale (Item
7).

        ----------------

        * Previously filed as Exhibits 3, 4-C and 4-D, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K to the Securities Exchange Act of 1934 (File No. 0-12791) dated March 30, 1993 are hereby incorporated herein by reference.

     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1998

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1998

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1998

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

                By:     A. LEE SACKS*
                        A. Lee Sacks, Director
                Date:   March 25, 1998

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 25, 1998


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 1998

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

10-R.     Consent of Director of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.) dated October 31,
          1996                                           Yes

10-S.     Consent of Director of Carlyle-XIII,
          Managers, Inc. (known as Carlyle
          Investors, Inc.) dated October 31,
          1996                                           Yes

10-T.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIII and Carlyle
          Managers, Inc. dated October 31,
          1996                                           Yes

10-U.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIII and Carlyle
          Investors, Inc., dated
          October 31, 1996                               Yes

10-V.     Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P. and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                               Yes

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                                                  Document
                                                Incorporated
                                                By Reference     Page
                                                ------------     ----

10-W.     Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996                   Yes

10-X.     Amended and Restated Limited
          Partnership of 237/1290 Upper
          Tier Associates, L.P. dated
          as of October 10, 1996                         Yes

10-Y.     Purchase Agreement and amendments
          thereto between Sherry Lane
          Associates and Cottonwood Realty
          Services, L.L.C. dated as of
          July 7, 1997                                   Yes

10-Z.     Purchase Agreement and amendments
          thereto between Carlyle Real Estate
          Limited Partnership - XIII and
          Parkway Properties, L.P. dated
          as of August 20, 1997                          Yes

10-AA.    Purchase Agreement and Joint Escrow
          Instructions between Carlyle Real
          Estate Limited Partnership - XIII and
          GDA Real Estate Services, Inc. dated
          August 4, 1997                                 Yes

10-BB.    Letter of Agreement related to the
          Purchase Agreement between Carlyle
          Real Estate Limited Partnership - XIII
          and GDA Real Estate Services, Inc.
          dated September 3, 1997                        Yes

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