Form 10-Q
period 1998-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1998-05-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                               Commission file #0-12791




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

                                         CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 1998 AND DECEMBER 31, 1997
                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1998           1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 12,153,051      9,528,301
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          249,985        374,085
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .          313,907         23,218
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,206,291      2,157,413
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           80,043         96,133
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           119,254
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .       14,003,277     12,298,404
                                                                            ------------   ------------
Investment properties held for sale or disposition. . . . . . . . . . .        9,277,123     14,917,470
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .           31,957         31,957
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          135,745        219,687
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .            --           133,368
                                                                            ------------   ------------
                                                                            $ 23,448,102     27,600,886
                                                                            ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (a limited partnership)
                                          and Consolidated Ventures
                                   Consolidated Balance Sheets (Continued)

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 33,734,354     40,361,075
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          592,185        235,535
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          705,579      1,994,139
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           30,912        109,854
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       19,371,188     18,302,502
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          178,341          --
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       54,612,559     61,003,105

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          183,372        255,538
Partnership's share of the maximum unfunded
  obligation under the indemnification agreement. . . . . . . . . . . .        4,097,695      4,131,258
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        1,524,515      1,479,679
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       60,418,141     66,869,580

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (18,477,802)   (18,485,486)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                             (19,626,769)   (19,634,453)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (291,629,870)  (295,750,699)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (51,937,567)   (50,107,709)
                                                                            ------------   ------------
                                                                             (17,343,270)   (19,634,241)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .      (36,970,039)   (39,268,694)
                                                                            ------------   ------------
                                                                            $ 23,448,102     27,600,886
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,484,332       5,115,519
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       160,969          97,760
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       186,043           --
                                                                              -----------     -----------
                                                                                1,831,344       5,213,279
                                                                              -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .     1,312,178       2,835,106
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .     1,444,604       2,760,795
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       117,833          45,414
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .         7,172         232,309
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       178,650         169,842
                                                                              -----------     -----------
                                                                                3,060,437       6,043,466
                                                                              -----------     -----------
                                                                               (1,229,093)       (830,187)
Partnership's share of the reduction of the maximum
  unfunded obligation under the indemnification agreement . . . . . . . . .        33,563          33,563
Venture partners' share of earnings (loss) from
  ventures' operations. . . . . . . . . . . . . . . . . . . . . . . . . . .          (401)           (858)
                                                                              -----------     -----------
        Earnings (loss) before gain on sale or disposition of
          investment properties or interest in investment property. . . . .    (1,195,931)       (797,482)

Gain on sale or disposition of investment properties or interest
    in investment property, net of venture partner's share. . . . . . . . .     5,324,444      72,171,405
                                                                              -----------     -----------
        Earnings (loss) before extraordinary items. . . . . . . . . . . . .     4,128,513      71,373,923
Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         55,183,784
                                                                              -----------     -----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .   $ 4,128,513     126,557,707
                                                                              ===========     ===========





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

        Net earnings (loss) per
         limited partnership interest:
          Earnings (loss) before gain on sale or
            disposition of investment properties or
            interest in investment property . . . . . . . . . . . . . . . .  $      (3.14)          (2.09)
          Gain on sale or disposition of investment
            properties or interest in investment
            property, net of venture partners' share. . . . . . . . . . . .         14.40          195.21
          Extraordinary items . . . . . . . . . . . . . . . . . . . . . . .         --             149.26
                                                                             ------------      ----------
              Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .  $      11.26          342.38
                                                                             ============      ==========

        Cash distributions per limited
          partnership interest. . . . . . . . . . . . . . . . . . . . . . .  $       5.00           --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,128,513     126,557,707
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         7,172         232,309
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        44,836          39,790
    Partnership's share of the reduction of the maximum
      unfunded obligation under the indemnification agreement . . . . . . .       (33,563)        (33,563)
    Venture partners' share of ventures' operations . . . . . . . . . . . .           401             858
    Gain on sale or disposition of investment properties or interest
      in investment property, net of venture partners' share. . . . . . . .    (5,324,444)    (72,171,405)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .         --            629,639
    Working capital decrease related to sale of interest in
      investment property . . . . . . . . . . . . . . . . . . . . . . . . .         --         (2,318,702)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .         --        (55,183,784)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (290,689)        578,227
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .     1,004,009         152,932
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,090         120,566
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       107,674        (550,001)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .         --                693
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       416,250        (771,936)
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .    (1,288,560)        439,843
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (78,942)       (146,136)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,068,686       1,096,041
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       178,341         (25,922)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (72,166)         32,340
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (116,392)     (1,320,504)
                                                                             ------------     -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from investing activities:
  Proceeds from sale of investment properties or interest
    in investment property, net of selling expenses . . . . . . . . . . . .     4,642,140       1,608,453
  Net sales and maturities (purchases) of short-term investments. . . . . .       124,100           --
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (97,746)       (184,833)
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --               (600)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --            (94,440)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .     4,668,494       1,328,580
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .       (37,494)       (139,834)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .       (60,000)          --
  Distribution to limited partners. . . . . . . . . . . . . . . . . . . . .    (1,829,858)          --
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .    (1,927,352)       (139,834)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .     2,624,750        (131,758)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     9,528,301       6,030,217
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 12,153,051       5,898,459
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    202,112       1,060,495
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Reduction of fixed assets, net of accumulated depreciation. . . . . . .  $      --        172,438,988
    Reduction of working capital. . . . . . . . . . . . . . . . . . . . . .         --          9,495,504
    Reduction of security deposits. . . . . . . . . . . . . . . . . . . . .         --           (158,400)
    Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . . .         --          3,073,245
    Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . .         --       (325,088,763)
    Venture partners' share of gain . . . . . . . . . . . . . . . . . . . .         --         14,492,690
    Gain on sale or disposition of interest in investment properties,
      net of venture partners' share. . . . . . . . . . . . . . . . . . . .         --         72,171,405
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .         --         55,183,784
                                                                             ------------    ------------
        Cash sales proceeds from sale of investment properties,
          net of selling expenses . . . . . . . . . . . . . . . . . . . . .  $      --          1,608,453
                                                                             ============    ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1998             1997
                                                                             ------------     -----------

    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . .  $  5,324,444           --
      Basis in investment property. . . . . . . . . . . . . . . . . . . . .      (682,304)          --
                                                                             ------------    ------------
          Cash proceeds from sale of interest
            in investment property. . . . . . . . . . . . . . . . . . . . .  $  4,642,140           --
                                                                             ============    ============
    Net assets and venture partner's
      deficit in venture written off at sale
      of interest in investment property. . . . . . . . . . . . . . . . . .  $    192,968           --
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

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report on Form 10-K (File No. 0-12791) filed on March 21, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1997 Annual Report on Form 10-K.

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

     As of March 31, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The net results of operations for the three months ended
March 31, 1998 and 1997 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were ($1,354,624) and ($831,045), respectively. In addition, the accompanying consolidated financial statements include $0 and $33,563, respectively, of the Partnership's share of total property operations of $0 and ($797,482) for unconsolidated properties for the three months ended March 31, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 were as follows:

                                                         Unpaid at
                                                         March 31,
                                   1998       1997         1998
                                 --------   ---------   ------------
Property management
 and leasing fees . . . . . .     $21,345      40,645        --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      26,611      43,671       25,000
                                 --------     -------      -------
                                 $ 47,956      84,316       25,000
                                 ========     =======      =======

     All property management fees and leasing fees are being paid currently. In February 1998, the Partnership paid $1,322,000 of previously deferred leasing fees to an affiliate of the General Partners.

     The Partnership is obligated to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of March 31, 1998, these obligations bore interest at 5.32% per annum and interest accrued on these obligations was $280,579, after payment of $2,000 in 1998.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement.

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

     CARROLLWOOD STATION APARTMENTS

     In December 1997, the Partnership on behalf of the joint venture, entered into a contract with an unaffiliated third party to sell the property. Pursuant to the joint venture agreement, the unaffiliated venture partner held the right of first refusal to purchase the Partnership's interest in the joint venture in the event the Partnership secured a buyer for the property. On March 2, 1998, the unaffiliated venture partner purchased the Partnership's interest in the joint venture for $4,642,140, which approximates the share of proceeds that the Partnership would have received from a sale to the proposed purchaser of the property. As of the date of the sale, the Partenrship was relieved from any further obligations under the joint venture agreement. The Partnership recognized a gain of approximately $5,300,000 for financial reporting purposes and expects to recognize a gain of approximately $8,300,000 for Federal income tax purposes in 1998.

     LONG BEACH PLAZA

     The Partnership has not remitted the required debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage notes and related accrued interest of approximately $53,106,000 at March 31, 1998 and approximately $52,009,000 at December 31, 1997 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the
lender.   Title to the property is currently expected to be transferred in
1998 as a formal notice of the lender's intent to realize upon its security was received by the Partnership in March, 1997. This will result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1998.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 and 1996 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.


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

     At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $12,153,000 and short-term investments of approximately $250,000. These funds are available for working capital requirements and reserves, and potential future distributions to the General Partners and Holders of Interests. In February 1998, the Partnership made a distribution to the Holders of Interests totaling $1,829,858 (approximately $5 per Interest) out of sale proceeds (primarily related to the sale of Michael's Aurora Plaza). In February 1998, the Partnership paid $1,233,000 of previously deferred fees to an affiliate of the General Partners. Additionally, the Partnership expects to make a distribution of approximately $9,000,000 ($25 per Interest) to Holders of Interests in June 1998 from the proceeds of the sale of the Partnership's interest in the Carrollwood Station Associates as well as proceeds from prior sales. The Partnership does not expect to spend other than nominal amounts in 1998 for tenant improvements as the Partnership's interest in the Carrollwood Apartments, the only remaining source of liquidity at December 31, 1997, was sold in 1998, and title to Long Beach Plaza is expected to be transferred to the lender in 1998. In connection with the sale of Michael's Aurora Plaza in October 1997, as is customary in such transactions, the Partnership has agreed to certain representations and warranties, with a stipulated survival period which expires June 15, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties. In addition, the Partnership does not consider its indirect interest in JMB/NYC to be a source of liquidity. In such regard, reference is made to the Partnership's property-specific discussions in the notes. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of any other investment, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

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

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in Carrollwood Station Associates on March 2, 1998 and in the Copley Place multi-use complex in January 1997, and the sale of the Sherry Lane Place and First Tennessee Office Buildings in September 1997 and the sale of Michael's Aurora Plaza in October 1997.

     The increase in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is primarily due to the temporary investment of the proceeds from the sale of the Partnership's interest in Carrollwood Station Associates on March 2, 1998 partially offset by the distribution to the Holders of Interests and the payment of previously deferred fees to the General Partners and their affiliates.

     The increase in restricted funds and related increase in accounts payable at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of expenses at the Long Beach Plaza.

     The decrease in amounts due to affiliates at March 31, 1998 as compared to December 31, 1997 is primarily due to the payment of previously deferred management fees payable to the General Partners and their affiliates in the first quarter of 1998.

     The increase in interest income for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to a higher average cash balance available for temporary investment in the first quarter of 1998.

     The increase in other income for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the 1998 sale of stock that was received in the settlement of claims against a tenant in bankruptcy related to the Partnership's interest in the Old Orchard Venture (sold in August 1993).

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at March 31, 1998 was approximately $53,106,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is currently expected to be transferred to Teachers or its designee in 1998.

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

PART II.  OTHER INFORMATION
     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Carrollwood Station
     Apartments
     Tampa, Florida (a) . . . . .    96%       97%        97%       98%     N/A
 2. Long Beach Plaza
     shopping center
     Long Beach, California . . .    48%       49%        34%       59%     60%
 3. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *
 4. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .     *         *          *         *       *

     An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.

     An "*" indicates that the joint venture which owns the property was restructured.  Reference is made to the
Notes for further information regarding the reorganized and restructured ventures.

     (a) The Partnership's interest in this property was sold on March 31, 1998 by the Partnership as described further in the Notes.

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

        10-A.   Agreement of Limited Partnership of Carlyle - XIII
Associates L.P. is hereby incorporated herein by reference to the Partnership's Report on Form 10-Q (File No. 0-12791) dated May 14, 1993.

        10-B.   Second Amended and Restated Articles of Partnership of
JMB/NYC Office Building Associates, L.P. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993, dated March 28, 1994.

        10-C.   Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993, dated March 28, 1994.

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

        10-T.   Assignment of Limited Partnership Interest by Carlyle Real
Estate Limited Partnership - XIII dated March 2, 1998 is hereby incorporated by reference to the Partnership's Report for March 2, 1998 on Form 8-K (File No. 0-12791) dated March 16, 1998.

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

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

        (i) The Partnership's Report on Form 8-K (File No. 0-12791) for March 2, 1998 (describing the sale of the Partnership's interest in Carrollwood Station Associates, was filed. This report was dated March 16, 1998.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: May 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: May 11, 1998