Form 10-Q
period 1998-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1998-08-13
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                                Commission file #0-12791




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    13



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    15

Item 3.    Defaults upon Senior Securities. . . . . . . . . .    15

Item 5.    Other Information. . . . . . . . . . . . . . . . .    16

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS
                                     JUNE 30, 1998 AND DECEMBER 31, 1997
                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                                1998           1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  2,724,060      9,528,301
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          249,985        374,085
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .            --            23,218
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,314,120      2,157,413
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            --            96,133
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           119,254
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        4,288,165     12,298,404
                                                                            ------------   ------------
Investment properties held for sale or disposition. . . . . . . . . . .        9,277,123     14,917,470
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .           31,957         31,957
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          128,573        219,687
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .            --           133,368
                                                                            ------------   ------------
                                                                            $ 13,725,818     27,600,886
                                                                            ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (a limited partnership)
                                          and Consolidated Ventures
                                   Consolidated Balance Sheets (Continued)

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 33,734,354     40,361,075
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          161,373        235,535
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          727,598      1,994,139
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           30,921        109,854
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       20,467,555     18,302,502
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       55,121,801     61,003,105

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          180,672        255,538
Partnership's share of the maximum unfunded
  obligation under the indemnification agreement. . . . . . . . . . . .        4,064,132      4,131,258
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        1,570,710      1,479,679
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       60,937,315     66,869,580

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (18,525,594)   (18,485,486)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                             (19,674,561)   (19,634,453)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (292,689,165)  (295,750,699)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (61,071,938)   (50,107,709)
                                                                            ------------   ------------
                                                                             (27,536,936)   (19,634,241)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .      (47,211,497)   (39,268,694)
                                                                            ------------   ------------
                                                                            $ 13,725,818     27,600,886
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 1,050,869     5,728,607     2,535,201    10,844,126
  Interest income . . . . . . . . . . . . . . . .      156,349       104,126       317,318       201,886
  Other income. . . . . . . . . . . . . . . . . .        --            --          186,043         --
                                                   -----------   -----------   -----------   -----------
                                                     1,207,218     5,832,733     3,038,562    11,046,012
                                                   -----------   -----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,151,579     2,475,828     2,463,757     5,310,934
  Property operating expenses . . . . . . . . . .      979,575     3,583,107     2,424,179     6,343,902
  Professional services . . . . . . . . . . . . .       56,053       177,974       173,886       223,388
  Amortization of deferred expenses . . . . . . .        7,172       224,689        14,344       456,998
  General and administrative. . . . . . . . . . .      194,556       279,519       373,206       449,361
                                                   -----------   -----------   -----------   -----------
                                                     2,388,935     6,741,117     5,449,372    12,784,583
                                                   -----------   -----------   -----------   -----------
                                                    (1,181,717)     (908,384)   (2,410,810)   (1,738,571)
Partnership's share of the reduction of
  the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . .       33,563        33,563        67,126        67,126
Venture partners' share of earnings (loss) from
  ventures' operations. . . . . . . . . . . . . .        --           (5,569)         (401)       (5,569)
                                                   -----------   -----------   -----------   -----------
        Earnings (loss) before gain on sale or
          disposition of investment properties
          or interest in investment property. . .   (1,148,154)     (880,390)   (2,344,085)   (1,677,014)

Gain on sale or disposition of investment
  properties or interest in investment property,
  net of venture partner's share. . . . . . . . .        --            --        5,365,511    72,171,405
                                                   -----------   -----------   -----------   -----------
        Earnings (loss) before extraordinary items  (1,148,154)     (880,390)    3,021,426    70,494,391
Extraordinary items . . . . . . . . . . . . . . .        --            --            --       55,183,784
                                                   -----------   -----------   -----------   -----------
        Net earnings (loss) . . . . . . . . . . .  $(1,148,154)     (880,390)    3,021,426   125,678,175
                                                   ===========   ===========   ===========   ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) per
         limited partnership interest:
          Earnings (loss) before gain on sale
            or disposition of investment properties
            or interest in investment property. . $      (3.01)        (2.31)        (6.15)        (4.40)
          Gain on sale or disposition of invest-
            ment properties or interest in
            investment property, net of venture
            partners' share . . . . . . . . . . .        --                          14.51        195.21
          Extraordinary items . . . . . . . . . .        --            --            --           149.26
                                                  ------------    ----------   -----------   -----------
              Net earnings (loss) . . . . . . . . $      (3.01)        (2.31)         8.36        340.07
                                                  ============    ==========   ===========   ===========

        Cash distributions per limited
          partnership interest. . . . . . . . . . $      25.00         --            30.00         --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,021,426     125,678,175
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        14,344         456,998
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .        91,031          80,785
    Partnership's share of the reduction of the maximum
      unfunded obligation under the indemnification agreement . . . . . . .       (67,126)        (67,126)
    Venture partners' share of ventures' operations . . . . . . . . . . . .           401           5,569
    Gain on sale or disposition of investment properties or interest
      in investment property, net of venture partners' share. . . . . . . .    (5,365,511)    (72,171,405)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .         --            629,639
    Working capital decrease related to sale of interest in
      investment property . . . . . . . . . . . . . . . . . . . . . . . . .         --         (2,318,702)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .         --        (55,183,784)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,218         567,928
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       896,180          (6,783)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        96,133         128,973
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       107,674         (68,446)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .         --            (18,390)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       189,225      (1,247,827)
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .    (1,266,541)     (1,015,306)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (78,933)           (545)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,165,053       2,192,077
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --           (108,851)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (74,866)         20,821
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (248,292)     (2,446,200)
                                                                             ------------     -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from investing activities:
  Proceeds from sale of investment properties or interest
    in investment property, net of selling expenses . . . . . . . . . . . .     4,642,140       1,608,453
  Net sales and maturities (purchases) of short-term investments. . . . . .       124,100           --
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (97,746)       (718,365)
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --               (600)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --           (184,881)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .     4,668,494         704,607
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .       (37,494)       (280,107)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .      (222,720)          --
  Distribution to limited partners. . . . . . . . . . . . . . . . . . . . .   (10,964,229)          --
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (11,224,443)       (280,107)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    (6,804,241)     (2,021,700)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     9,528,301       6,030,217
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  2,724,060       4,008,517
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    298,704       2,082,897
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Reduction of fixed assets, net of accumulated depreciation. . . . . . .  $      --        172,438,988
    Reduction of working capital. . . . . . . . . . . . . . . . . . . . . .         --          9,495,504
    Reduction of security deposits. . . . . . . . . . . . . . . . . . . . .         --           (158,400)
    Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . . .         --          3,073,245
    Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . .         --       (325,088,763)
    Venture partners' share of gain . . . . . . . . . . . . . . . . . . . .         --         14,492,690
    Gain on sale or disposition of interest in investment properties,
      net of venture partners' share. . . . . . . . . . . . . . . . . . . .         --         72,171,405
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .         --         55,183,784
                                                                             ------------    ------------
        Cash sales proceeds from sale of investment properties,
          net of selling expenses . . . . . . . . . . . . . . . . . . . . .  $      --          1,608,453
                                                                             ============    ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1998             1997
                                                                             ------------     -----------

    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . .  $  5,365,511           --
      Basis in investment property. . . . . . . . . . . . . . . . . . . . .      (723,371)          --
                                                                             ------------    ------------
          Cash proceeds from sale of interest
            in investment property. . . . . . . . . . . . . . . . . . . . .  $  4,642,140           --
                                                                             ============    ============
    Net assets and venture partner's
      deficit in venture written off at sale
      of interest in investment property. . . . . . . . . . . . . . . . . .  $    355,705           --
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

                        JUNE 30, 1998 AND 1997

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

     As of June 30, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The net results of operations for the six months ended June 30, 1998 and 1997 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were ($2,421,858) and ($1,738,571), respectively. In addition, the accompanying consolidated financial statements include $0 and ($5,569), respectively, of the Partnership's share of total property operations of $0 and ($1,744,140) for unconsolidated properties for the six months ended June 30, 1998 and 1997, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1998       1997           1998
                                 --------   ---------      ---------
Property management
 and leasing fees . . . . . .    $126,739      89,529           --
Insurance commissions . . . .       8,771      36,696           --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      50,347      87,343         38,000
                                 --------     -------        -------
                                 $185,857     213,568         38,000
                                 ========     =======        =======

     All property management fees and leasing fees are being paid currently. In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners.

     The Partnership is obligated to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of June 30, 1998, these obligations bore interest at 5.32% per annum and interest accrued on these obligations was $289,598, after payment of $2,000 in 1998.

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

     Due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the significant preference levels within the reorganized structure of the Joint Ventures, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC in the future.

     CARROLLWOOD STATION APARTMENTS

     In December 1997, the Partnership on behalf of the joint venture, entered into a contract with an unaffiliated third party to sell the property. Pursuant to the joint venture agreement, the unaffiliated venture partner held the right of first refusal to purchase the Partnership's interest in the joint venture in the event the Partnership secured a buyer for the property. On March 2, 1998, the unaffiliated venture partner purchased the Partnership's interest in the joint venture for $4,642,140, which approximates the share of proceeds that the Partnership would have received from a sale to the proposed purchaser of the property. As of the date of the sale, the Partnership was relieved from any further obligations under the joint venture agreement. The Partnership recognized a gain of approximately $5,400,000 for financial reporting purposes and expects to recognize a gain of approximately $8,300,000 for Federal income tax purposes in 1998.

     LONG BEACH PLAZA

     The Partnership has not remitted the required debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage notes and related accrued interest of approximately $54,202,000 at June 30, 1998 and approximately $52,009,000 at December 31, 1997 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the
lender.   Title to the property is currently expected to be transferred in
1998 as a formal notice of the lender's intent to realize upon its security was received by the Partnership in March, 1997. This will result in the Partnership no longer having an ownership interest in the property and will result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1998.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At June 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,724,000. These funds are available for payment of the Partnership's expenses and liabilities, and reserves, and potential future distributions to the General Partners and Holders of Interests. In February 1998, the Partnership made a distribution to the Holders of Interests totaling $1,829,858 (approximately $5 per Interest) out of sale proceeds (primarily related to the sale of Michael's Aurora Plaza). In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners. Additionally, in May 1998 the Partnership made a distribution of approximately $9,134,000 ($25 per Interest) to Holders of Interests from the proceeds of the sale of the Partnership's interest in the Carrollwood Station Associates as well as proceeds from prior sales. The Partnership does not expect to spend other than nominal amounts in 1998 for tenant improvements as the Partnership's interest in the Carrollwood Apartments, the only remaining source of liquidity at December 31, 1997, was sold in 1998, and title to Long Beach Plaza is expected to be transferred to the lender in 1998. In connection with the sale of Michael's Aurora Plaza in October 1997, as is customary in such transactions, the Partnership had agreed to certain representations and warranties, with a stipulated survival period which expired June 15, 1998 with no liability to the Partnership. In addition, the Partnership does not consider its indirect interest in JMB/NYC to be a source of liquidity. In such regard, reference is made to the Partnership's property-specific discussions in the notes. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of any other investment, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     The Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return of their investment to the Holders of Interests. Although the Partnership expects to distribute from sale proceeds currently held some additional portion of the Holders' original capital, the Holders of Interests are expected to receive substantially less than one-fourth of their original investment from all distributions of sale and refinancing proceeds over the entire term of the Partnership. However, in connection with sales or other dispositions (including a transfer to a lender) of the Partnership's remaining investment properties (or interest therein), Holders of Interests will recognize a substantial amount of taxable income for Federal income tax purpose even though they do not receive cash distributions as a result of such sales or dispositions. For certain Holders of Interests such taxable income may be offset by their suspended passive activitiy losses (if any). Each Holder's tax consequences will depend on his own tax situation.

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

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is primarily due to the distributions to the Holders of Interests and the payment of previously deferred management and leasing fees to an affiliate of the General Partners.

     The decrease in prepaid expenses at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for insurance at the Long Beach Plaza.

     The decrease in amounts due to affiliates at June 30, 1998 as compared to December 31, 1997 is primarily due to the payment of previously deferred management and leasing fees payable to an affiliate of the General Partners in the first quarter of 1998.

     The increase in interest income for the three and six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to a higher average cash balance available for temporary investment in 1998, prior to the distribution to Holders of Interest in May 1998.

     The increase in other income for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to the 1998 sale of stock which was received as a settlement of claims against a tenant in bankruptcy. The claim originated from the Partnership's interest in the Old Orchard Venture prior to it being sold in August 1993.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at June 30, 1998 was approximately $54,202,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property is currently expected to be transferred to Teachers or its designee in 1998.

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

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Carrollwood Station
     Apartments
     Tampa, Florida (a) . . . . .    96%       97%        97%       98%     N/A      N/A
 2. Long Beach Plaza
     shopping center
     Long Beach, California . . .    48%       49%        34%       59%     60%      59%
 3. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *
 4. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .     *         *          *         *       *        *

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

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: August 12, 1998