Form 10-Q
period 1998-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1998-11-13
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                           Commission file #0-12791




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

                                         CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  2,668,068      9,528,301
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          249,985        374,085
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . .          116,918         23,218
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,304,849      2,157,413
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           32,611         96,133
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           119,254
                                                                            ------------   ------------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        4,372,431     12,298,404
                                                                            ------------   ------------
Investment properties held for sale or disposition. . . . . . . . . . .        9,277,123     14,917,470
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .           31,957         31,957
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          115,050        219,687
Venture partners' deficits in ventures. . . . . . . . . . . . . . . . .            --           133,368
                                                                            ------------   ------------
                                                                            $ 13,796,561     27,600,886
                                                                            ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (a limited partnership)
                                          and Consolidated Ventures
                                   Consolidated Balance Sheets (Continued)

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 33,734,354     40,361,075
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          182,867        235,535
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          717,652      1,994,139
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          106,204        109,854
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .       21,563,921     18,302,502
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          178,341          --
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .       56,483,339     61,003,105

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          182,422        255,538
Partnership's share of the maximum unfunded
  obligation under the indemnification agreement. . . . . . . . . . . .        4,030,569      4,131,258
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        1,618,304      1,479,679
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       62,314,634     66,869,580

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (18,577,858)   (18,485,486)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                             (19,726,825)   (19,634,453)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (293,943,477)  (295,750,699)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (61,071,938)   (50,107,709)
                                                                            ------------   ------------
                                                                             (28,791,248)   (19,634,241)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .      (48,518,073)   (39,268,694)
                                                                            ------------   ------------
                                                                            $ 13,796,561     27,600,886
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   960,044     3,939,927     3,495,245    14,784,053
  Interest income . . . . . . . . . . . . . . . .       73,044        88,832       390,362       290,718
  Other income. . . . . . . . . . . . . . . . . .        --            --          186,043         --
                                                   -----------   -----------   -----------   -----------
                                                     1,033,088     4,028,759     4,071,650    15,074,771
                                                   -----------   -----------   -----------   -----------
Expenses:
  Mortgage and other interest . . . . . . . . . .    1,153,095     4,037,230     3,616,852     9,348,164
  Property operating expenses . . . . . . . . . .    1,105,582     3,517,703     3,529,761     9,861,605
  Professional services . . . . . . . . . . . . .       18,582        27,441       192,468       250,829
  Amortization of deferred expenses . . . . . . .        7,172        89,833        21,516       546,831
  General and administrative. . . . . . . . . . .       88,796       104,714       462,002       554,075
                                                   -----------   -----------   -----------   -----------
                                                     2,373,227     7,776,921     7,822,599    20,561,504
                                                   -----------   -----------   -----------   -----------
                                                    (1,340,139)   (3,748,162)   (3,750,949)   (5,486,733)
Partnership's share of the reduction of
  the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . .       33,563        33,563       100,689       100,690
Venture partners' share of earnings (loss) from
  ventures' operations. . . . . . . . . . . . . .        --             (508)         (401)       (6,078)
                                                   -----------   -----------   -----------   -----------
        Earnings (loss) before gain on sale or
          disposition of investment properties
          or interest in investment property. . .   (1,306,576)   (3,715,107)   (3,650,661)   (5,392,121)

Gain on sale or disposition of investment
  properties or interest in investment property,
  net of venture partner's share. . . . . . . . .        --       23,382,167     5,365,511    95,553,572
                                                   -----------   -----------   -----------   -----------
        Earnings (loss) before extraordinary items  (1,306,576)   19,667,060     1,714,850    90,161,451
Extraordinary items . . . . . . . . . . . . . . .        --          285,104         --       55,468,888
                                                   -----------   -----------   -----------   -----------
        Net earnings (loss) . . . . . . . . . . .  $(1,306,576)   19,952,164     1,714,850   145,630,339
                                                   ===========   ===========   ===========   ===========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) per
         limited partnership interest:
          Earnings (loss) before gain on sale
            or disposition of investment properties
            or interest in investment property. . $      (3.43)        (9.74)        (9.58)       (14.14)
          Gain on sale or disposition of invest-
            ment properties or interest in
            investment property, net of venture
            partners' share . . . . . . . . . . .        --            63.25         14.51        258.46
          Extraordinary items . . . . . . . . . .        --              .77         --           150.04
                                                  ------------    ----------   -----------   -----------
              Net earnings (loss) . . . . . . . . $      (3.43)        54.28          4.93        394.36
                                                  ============    ==========   ===========   ===========

        Cash distributions per limited
          partnership interest. . . . . . . . . . $      --            --            30.00         --
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

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,714,850     145,630,339
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        21,516         546,831
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .       138,625         123,022
    Partnership's share of the reduction of the maximum
      unfunded obligation under the indemnification agreement . . . . . . .      (100,689)       (100,690)
    Venture partners' share of ventures' operations . . . . . . . . . . . .           401           6,078
    Gain on sale or disposition of investment properties or interest
      in investment property, net of venture partners' share. . . . . . . .    (5,365,511)    (95,553,572)
    Long-term debt - deferred accrued interest. . . . . . . . . . . . . . .         --            443,264
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .         --            629,639
    Working capital decrease related to sale of interest in
      investment property . . . . . . . . . . . . . . . . . . . . . . . . .         --         (2,318,702)
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . .         --        (55,468,888)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (93,700)        305,235
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       905,451         529,973
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        63,522         (43,350)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       107,674       1,351,634
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .         --            (30,334)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       210,719      (1,477,655)
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .    (1,276,487)     (1,033,774)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,650)       (105,612)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,261,419       4,326,225
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       178,341        (617,032)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (73,116)       (385,268)
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (310,635)     (3,242,637)
                                                                             ------------     -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from investing activities:
  Proceeds from sale of investment properties or interest
    in investment property, net of selling expenses . . . . . . . . . . . .     4,642,140      17,708,785
  Net sales and maturities (purchases) of short-term investments. . . . . .       124,100           --
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (97,746)     (2,371,171)
  Partnership's contributions to unconsolidated ventures. . . . . . . . . .         --               (600)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         6,351        (259,014)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .     4,674,845      15,078,000
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .       (37,494)       (428,091)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .      (222,720)          --
  Distribution to limited partners. . . . . . . . . . . . . . . . . . . . .   (10,964,229)          --
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .   (11,224,443)       (428,091)
                                                                             ------------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .    (6,860,233)     11,407,272
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     9,528,301       6,030,217
                                                                             ------------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  2,668,068      17,437,489
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    355,433       5,212,682
                                                                             ============     ===========
  Non-cash investing and financing activities:
    Reduction of fixed assets, net of accumulated depreciation. . . . . . .  $      --        219,612,370
    Reduction of working capital. . . . . . . . . . . . . . . . . . . . . .         --          9,495,504
    Reduction of security deposits. . . . . . . . . . . . . . . . . . . . .         --           (158,400)
    Reduction of deferred expenses. . . . . . . . . . . . . . . . . . . . .         --          4,582,946
    Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . .         --       (381,338,785)
    Venture partners' share of gain . . . . . . . . . . . . . . . . . . . .         --         14,492,690
    Gain on sale or disposition of interest in investment properties,
      net of venture partners' share. . . . . . . . . . . . . . . . . . . .         --         95,553,572
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . .         --         55,468,888
                                                                             ------------    ------------
        Cash sales proceeds from sale of investment properties,
          net of selling expenses . . . . . . . . . . . . . . . . . . . . .  $      --         17,708,785
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

                      SEPTEMBER 30, 1998 AND 1997

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

     As of September 30, 1998, the Partnership and its consolidated ventures have or have previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties have been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The net results of operations for the nine months ended September 30, 1998 and 1997 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were ($3,747,281) and ($4,435,039), respectively.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                         September 30,
                                   1998        1997          1998
                                 --------   ---------    -------------
Property management
 and leasing fees . . . . . .    $106,751     119,950           --
Insurance commissions . . . .      18,791      83,702           --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      91,306      81,807         18,920
                                 --------     -------        -------
                                 $216,848     285,459         18,920
                                 ========     =======        =======

     All property management fees and leasing fees are being paid currently. In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners.

     The Partnership is obligated to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of September 30, 1998, these obligations bore interest at 5.35% per annum and interest accrued on these obligations was $298,732, after payment of $2,000 in 1998.

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

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized joint ventures and the liabilities of the Partnership.

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

     LONG BEACH PLAZA

     The Partnership has not remitted the required debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage notes and related accrued interest of approximately $55,298,000 at September 30, 1998 and approximately $52,009,000 at December 31, 1997 are in default and have been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership has been unable to secure a modification or further extension to the loan. The

Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the
lender.   The Partnership anticipates that title to the property may be transferred in 1998 as a formal notice of the lender's intent to realize upon its security was received by the Partnership in March, 1997. Such transfer would result in the Partnership no longer having an ownership interest in the property and would result in a gain for financial reporting and Federal income tax purposes to the Partnership with no corresponding distributable proceeds in 1998.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1997 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At September 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,668,000. These funds are available for payment of the Partnership's expenses and liabilities, and for reserves and potential future distributions to the General Partners and Holders of Interests. In February 1998, the Partnership made a distribution to the Holders of Interests totaling approximately $1,830,000 ($5 per Interest) out of sale proceeds (primarily related to the sale of Michael's Aurora Plaza). In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners. Additionally, in May 1998 the Partnership made a distribution of approximately $9,134,000 ($25 per Interest) to Holders of Interests from the proceeds of the sale of the Partnership's interest in the Carrollwood Station Associates as well as proceeds from prior sales. The Partnership does not expect to spend other than nominal amounts in 1998 for tenant improvements as the Partnership's interest in the Carrollwood Apartments, the only remaining source of liquidity at December 31, 1997, was sold in 1998, and title to Long Beach Plaza, which is under control of a receiver, may be transferred to the lender in 1998. In connection with the sale of Michael's Aurora Plaza in October 1997, as is customary in such transactions, the Partnership had agreed to certain representations and warranties, with a stipulated survival period which expired June 15, 1998 with no liability to the Partnership. The Partnership does not consider its indirect interest in JMB/NYC to be a source of liquidity. Reference is made to the Partnership's property-specific discussions in the notes. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of any other investment, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     The Holders of Interests will receive substantially less than one-fourth of their original investment from all distributions of sale and refinancing proceeds over the entire term of the Partnership. However, in connection with sales or other dispositions (including a transfer to a lender) of the Partnership's remaining investment properties (or interests therein), Holders of Interests will recognize a substantial amount of income for Federal income tax purpose even though they do not receive cash distributions as a result of such sales or dispositions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     In connection with the liquidation and termination of the Partnership, the Corporate General Partner may form a liquidating trust, in which all of the Partnership's remaining assets, subject to liabilities, would be transferred. The initial trustees of the liquidating trust would be individuals who are officers of the Corporate General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust, if formed, would permit the realization of substantial cost savings in administrative and other expenses until any remaining assets of the Partnership are collected or liquidated and residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust would be expected to be in existence for a period not to exceed three years, subject to extension under certain circumstances. The formation of a liquidating trust is subject to certain contingencies, and there is no assurance that the liquidating trust will be formed.

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

     The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is primarily due to the distributions to the Holders of Interests in May 1998 and the payment of previously deferred management and leasing fees to an affiliate of the General Partners.

     The decrease in prepaid expenses at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payments for insurance at the Long Beach Plaza.

     The decrease in amounts due to affiliates at September 30, 1998 as compared to December 31, 1997 is primarily due to the payment of previously deferred management and leasing fees payable to an affiliate of the General Partners in the first quarter of 1998.

     The increase in interest income for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to a higher average cash balance available for temporary investment in 1998, prior to the distribution to Holders of Interest in May 1998.

     The increase in other income for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to the 1998 sale of stock which was received as a settlement of claims against a tenant in bankruptcy. The claim originated from the Partnership's interest in the Old Orchard Venture prior to it being sold in August 1993.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenant's previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at September 30, 1998 was approximately $55,298,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver has control of the property and its operations. An affiliate of the General Partners continues as the property manager, at the discretion of the receiver. Title to the property may be transferred to Teachers or its designee in 1998.

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

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
 1. Carrollwood Station
     Apartments
     Tampa, Florida (a) . . . . .    96%       97%        97%       98%     N/A      N/A     N/A
 2. Long Beach Plaza
     shopping center
     Long Beach, California . . .    48%       49%        34%       59%     60%      59%     60%
 3. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 4. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .     *         *          *         *       *        *       *


     An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.

     An "*" indicates that the joint venture which owns the property was restructured.  Reference is made to the
Notes for further information regarding the reorganized and restructured ventures.

     (a) The Partnership's interest in this property was sold on March 2, 1998 by the Partnership as described further in the Notes.


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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: November 11, 1998