Form 10-K405
period 1998-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1999-03-30
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934



For the fiscal year
ended December 31, 1998             Commission File Number 0-12791



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .  10

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  11

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  11


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .  11

Item 6.      Selected Financial Data. . . . . . . . . . .  13

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  15

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk. . . . . . . . . . . . . .  19

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  20

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  49


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  49

Item 11.     Executive Compensation . . . . . . . . . . .  52

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  53

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  54


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  54


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  59

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership's two remaining investment properties consist of its indirect interests in the 237 Park Avenue and 1290 Avenue of the Americas properties.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective
October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the original purchase money notes made by JMB/NYC for its interest in the Properties, which had outstanding principal and accrued and deferred interest of approximately $117,679,000 at December 31, 1998, mature on January 2, 2001.

If such REIT affiliate exercises such right to purchase, due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, and the significant preference levels to the other partners within the reorganized structure of the joint ventures owning the Properties and liabilities of the Partnership, it is unlikely that such purchase would result in payment of any significant amount to JMB/NYC. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by JMB/NYC to the Partnership at any time (other than a return of funds held in escrow pursuant to the indemnification obligation) due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the significant preference levels for the other partners within the reorganized joint ventures.


     The Partnership has made the real property investments set forth in the following table:


                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                 SIZE     PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
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
                               sq.ft.      1/16/84          1/10/94              fee ownership of land and
                               n.r.a.                                            improvements





                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
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
                               sq.ft.      8/14/84          9/18/95              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships)
                                                                                 (c)(e)




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

12. Long Beach Plaza
     shopping center
     Long Beach,
     California . . . .       559,000
                               sq.ft.      6/22/83         12/31/98              fee ownership of land and
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




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1998,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION                SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------       ----------   --------  ----------------------       ---------------------

18. Eastridge
     Apartments
     Tucson, Arizona. .       456 units    8/23/83          6/30/94              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
19. Rio Cancion
     Apartments
     Tucson, Arizona. .       380 units    8/18/83          3/31/93              fee ownership of land and
                                                                                 improvements
20. Bridgeport
     Apartments
     Irving, Texas. . .       312 units    9/30/83          4/2/92               fee ownership of land and
                                                                                 improvements
21. Carrollwood Station
     Apartments
     Tampa, Florida . .       336 units   12/16/83          3/2/98               fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
                                                                                 (c)(e)
22. Greenwood Creek II
     Apartments
     Benbrook
     (Fort Worth),
     Texas. . . . . . .       152 units    3/30/84          4/6/93               fee ownership of land and
                                                                                 improvements
23. The Glades
      Apartments
      Jacksonville,
      Florida . . . . .       360 units    10/9/84         11/21/96              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
                                                                                 (e)





-----------------------

  (a) The computation of this percentage for properties held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to the Notes filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by certain of the Partnership's real property investments.

  (c) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

  (d) Reference is made to the Notes for a description of the leasehold interest in the land on which a portion of this real property investment is situated.

  (e) This property or the Partnership's interest in this property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.

  (f) This property has been disposed of. Reference is made to the Notes for a description of such transaction.

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




      The Partnership's real property investments are subject to competi-tion from similar types of properties (including in certain areas, properties owned by affiliates of the General Partners or properties owned by certain of the joint venture partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Approximate occupancy levels for the properties owned in 1998 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership has maintained the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and services provided to tenants.

     On March 2, 1998, the Partnership sold its interest in the Carrollwood Station Apartments, as described more fully in the Notes.

     On December 31, 1998, the Partnership transferred title to the land, building and improvements and all other assets and liabilities related to the Long Beach Plaza. Reference is made to the Notes for a further description of such transaction.

     The Partnership has no employees.

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

     The following is a listing of principal businesses or occupations carried on in and approximate physical occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:
                                                             1997                      1998
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
 1. Carrollwood Station
     Apartments
     Tampa, Florida . . . . .  Residential           96%   97%    97%    98%   N/A    N/A   N/A    N/A
 2. Long Beach Plaza
     shopping center
     Long Beach,
     California . . . . . . .  Retail                48%   49%    34%    59%   60%    59%   60%    N/A
 3. 237 Park Avenue
     Building
     New York, New York . . .  Advertising/Insurance/
                               Paper/Real Estate      *     *      *      *     *      *     *      *
 4. 1290 Avenue of the
     Americas Building
     New York, New York . . .  Men's Clothing
                               Financial Services     *     *      *      *     *      *     *      *

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






ITEM 3.  LEGAL PROCEEDINGS

     In February 1996, an action entitled TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA V. CARLYLE REAL ESTATE LIMITED PARTNERSHIP-XIII, JMB REALTY CORPORATION, et. al. was initiated in California Superior Court of Orange County, California. In the proceeding, Teachers Insurance and Annuity Association of America ("Teachers"), as the holder of the mortgage notes secured by the Long Beach Plaza Shopping Center, sought the appointment of a receiver for the benefit of the lender to take exclusive possession, control and operation of the property. Due to declining retail sales at the shopping center and one of its anchor tenants previously vacating its space, the Partnership has not made all of the scheduled debt service payments on the mortgage notes since June 1993. The Partnership also did not pay the outstanding principal and accrued interest on the first mortgage note at its maturity in August 1995 (combined principal and accrued interest balance at December 30, 1998 was approximately $56,395,000). The Partnership was unable to obtain a long-term modification of the mortgage notes from Teachers, and the Partnership decided not to commit any significant additional amounts to the property. In March 1996, the Court granted Teachers' application and entered an order for a receiver to take exclusive possession, control and operation of the property. Accordingly, the receiver had control of the property and its operations since that date. An affiliate of the General Partners continued as the property manager, at the discretion of the receiver. On
December 31, 1998, the Partnership transferred title to the land, building and improvements and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and payment of $10 in cash.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1998.



                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 38,102 record holders of the 365,374.81858 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests.

ITEM 6.  SELECTED FINANCIAL DATA

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1998          1997          1996           1995         1994
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $ 5,173,967     16,941,329    69,093,943    66,763,349    65,969,277
                           ============  ============  ============  ============  ============
Earnings (loss) before
 gains on sale or disposi-
 tion of investment
 properties . . . . . . .  $(4,612,001)    (5,592,268)   42,099,222   (25,732,699)  (26,022,593)
Gains (losses) on sale
 or disposition of
 investment properties
 or interest in property,
 net of venture partners'
 share of $14,492,690
 in 1997 ($329,169)
 in 1996 and $2,887,659
 in 1994. . . . . . . . .     5,365,511    96,019,552     5,484,249         --       18,364,792
Partnership's share
 of gains (losses) on sale
 of property or
 interest in
 property of
 unconsolidated
 ventures . . . . . . . .         --           --             --      (14,789,529)    1,702,082
                           ------------  ------------  ------------  ------------  ------------
Earnings (loss) before
 extraordinary items. . .       753,510    90,427,284    47,583,471   (40,522,228)   (5,955,719)
Extraordinary items . . .    47,015,485    55,468,888         --       15,632,407       996,126
                           ------------  ------------  ------------  ------------  ------------
Net earnings
 (loss) . . . . . . . . .  $ 47,768,995   145,896,172    47,583,471   (24,889,821)   (4,959,593)
                           ============  ============  ============  ============  ============





                               1998          1997          1996           1995         1994
                          -------------  ------------   -----------  ------------  ------------
Net earnings (loss) per
 Interest (b):
  Earnings (loss) before
   gains on sale or
   disposition of invest-
   ment properties, or
   interest in property .   $    (12.12)       (14.67)       110.42        (67.47)       (68.22)
  Gains (losses) on sale
   or disposition of
   investment
   properties or interest
   in property. . . . . .         14.54        259.75         14.83         --            49.66
  Partnership's share
   of gains (losses)
   on sale of property
   or interest in
   property of
   unconsolidated
   ventures . . . . . . .         --             --           --           (39.99)         4.60
  Extraordinary items . .         74.92        150.05         --            42.27          2.69
                           ------------  ------------  ------------  ------------  ------------
  Net earnings (loss) . .  $      77.34        395.13        125.25        (65.19)       (11.27)
                           ============  ============  ============  ============  ============
Total assets. . . . . . .  $  4,035,478    27,600,886   280,595,580   307,460,106   333,577,902
Long-term debt. . . . . .  $  1,667,340     1,479,679   384,098,834   382,303,505   361,563,239
Cash distributions
 per Interest (b) . . . .  $      30.00         25.00         --            30.00         --
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

     At December 31, 1998, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $2,577,000 and short-term investments of approximately $250,000. These funds are available for working capital requirements and reserves, and potential future distributions to the General Partners and Holders.

     The Partnership does not consider its indirect interest in JMB/NYC to be a source of liquidity. A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the America's and 237 Park Avenue office buildings (the "Properties") is represented by certain promissory notes (the "Purchase Notes") bearing interest at 12-3/4% per annum. The Purchase Notes, which are payable to the REIT, are secured by JMB/NYC's indirect interest in the Properties and are non-recourse to JMB/NYC. Prior to maturity the Purchase Notes require payment of principal and interest out of distributions made to JMB/NYC from the joint ventures owning the Properties. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Notes at maturity. The outstanding principal and accrued and deferred interest on the Purchase Notes at December 31, 1998, was approximately $117,679,000.

The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of any other investment, and the Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness. The Partnership is currently in discussions with the original seller of the Long Beach investment property concerning retirement of the promissory note payable to them as part of the acquisition of the property by the Partnership in 1983. Such note had a recorded balance of $1,667,340 as of December 31, 1998.

     The Partnership had suspended operating cash distributions to the Holders of Interests and General Partners effective as of the first quarter of 1992.

     Due to the level of indebtedness remaining on the Properties, the Purchase Notes payable by JMB/NYC and the significant preference levels to other partners within the reorganized joint ventures owning the Properties, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC, other than the return of funds held in escrow pursuant to an indemnification obligation. However, in connection with sales or other dispositions of any of the Properties or of the Partnership's (or JMB/NYC's) interest in the Properties, Holders of Interests will recognize a substantial amount of net income for Federal income tax purposes (corresponding to all or most of their deficit capital account balances for tax purposes) even though they do not receive cash distributions as a result of such sales or dispositions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

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

     Long Beach Plaza

     On December 31, 1998, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the Long Beach Plaza in consideration of a discharge of the mortgage loan and payment of $10 in cash. Reference is made to the Notes for a further description of such transaction.

     Carrollwood Apartments

     On March 2, 1998, the Partnership sold its ownership interest in the Carrollwood Apartments to the unaffiliated venture partner for $4,642,140. Reference is made to the Notes for a further description of such transaction.

     RESULTS OF OPERATIONS

     Significant fluctuations between periods in the accompanying consolidated financial statements are primarily the result of the disposition of Long Beach Plaza in December 1998, the sale of the Partnership's interest in Carrollwood Station Associates in March 1998, the sale of the Partnership's interest in the Copley Place multi-use complex in January 1997, the sales of the Sherry Lane Place and First Tennessee Office Building in September 1997, the sale of Michael's (Marshall's) Aurora Plaza in October 1997, and the sale of the Glades Apartments in November 1996. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of the sales.

     The decrease in cash and cash equivalents at December 31, 1998 as compared to December 31, 1997 is primarily due to the distributions of approximately $1,830,000 and $9,134,000 to the Holders of Interests in February and May 1998, respectively, from sales proceeds and the payment of approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners.

     The decrease in amounts due to affiliates at December 31, 1998 as compared to December 31, 1997 is primarily due to the payment of previously deferred management and leasing fees payable to an affiliate of the General Partners in the first quarter of 1998.

    The decrease in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and the decrease in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 are primarily due to lower average balances in short term investments in 1998 and 1997 as a result of the payments of previously deferred property management and leasing fees and distributions to Holders of Interests of sale proceeds.

     The increase in other income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and the year ended
December 31, 1996 is primarily due to the 1998 sale of stock which was received as a settlement of claims against a tenant in bankruptcy. The claim originated from the Partnership's interest in the Old Orchard Venture prior to its being sold in August 1993.

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

     The Partnership's share of the maximum unfunded obligation under the indemnification agreement was $3,997,006 and $4,131,258 at December 31, 1998 and December 31, 1997, respectively. During 1996, the Partnership contributed $1,950,802 to JMB/NYC which, along with additional contributions of $5,852,406 from the other Affiliated Partners of JMB/NYC, is held in escrow pursuant to the terms of the indemnification agreement. These funds have been invested by JMB/NYC in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1998 and 1997 of $134,252 is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement.

     The decrease in the Partnership's share of income from unconsolidated venture for the year ended December 31, 1997 compared to income from unconsolidated venture of $79,070,546, for the year ended December 31, 1996 is primarily the result of the restructuring of JMB/NYC's interests in the joint ventures owning the Properties during 1996. Pursuant to the terms of the Plan, JMB/NYC converted its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and accordingly no longer has a commitment to provide financial support to the joint ventures owning the Properties. As a result, during 1996, the Partnership recognized income from restructuring of $78,704,658 from the reversal of those previously recognized losses that it is no longer obligated to fund (net of capital contributions). The Partnership's share of income from operations of unconsolidated venture during 1996 is partially offset by loss from operations prior to such reorganization. As of the Effective Date, the Partnership has discontinued the application of the equity method of accounting for its indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized.

     The gain on sale or disposition of investment properties, net of venture partners' share, of $5,365,511 for the year ended December 31, 1998 consists of gain related to the sale of the Partnership's interest in Carrollwood Station Associates. The gain on sale or disposition of investment properties, net of venture partners' share, of $96,019,552 for the year ended December 31, 1997 consists of gain of $71,276,721 related to the sale of the interest in Copley Place multi-use complex, a gain of $541,792 related to the sale of land at the Allied Automotive Center, a gain of $18,174,417 related to the sale of Sherry Lane Place Office Building, a gain of $5,207,750 related to the sale of the First Tennessee Plaza Office Building and a gain of $818,872 related to the sale of Michael's Aurora Plaza. The gain of $5,484,249 on the sale or disposition of investment property for the year ended December 31, 1996 is the result of the sale of the Glades Apartments and the Partnership's share of the final settlement of reimbursable development costs related to the sale of Old Orchard Shopping Center, which was sold in September 1993.

     The extraordinary item of $47,015,485 for the year ended December 31, 1998 consists of the forgiveness of principal and accrued but unpaid interest by the lender at the time of disposition of the Long Beach Plaza. The extraordinary items of $55,468,888 for the year ended December 31, 1997 consists of the forgiveness of indebtedness of $55,183,784 on the purchase price note payable to an affiliate in connection with the sale of the interest in the Copley Place multi-use complex, and the write off of unamortized deferred mortgage expense of $285,104 resulting from the sales of the Sherry Lane Place Office Building and the First Tennessee Plaza Office Building.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

    Inflation is not expected to significantly impact future operations.


YEAR 2000

     The year 2000 problem is the result of computer programs being written with two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions or engage in other normal business activities.

     The Partnership uses the telephone, accounting, transfer agent and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. Except as noted in the following sentence, the Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant. Both the hardware and software for individual personal computers used in the Partnership's administrative systems are expected to be tested for their year 2000 compliance during the summer of 1999. The Partnership has not inquired of the joint ventures that own the Properties as to the status of their year 2000 compliance.

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. Although the year 2000 problem may or may not present various risks for the joint ventures owning the Properties, the Partnership does not believe that these risks, to the extent they may exist, present any material additional risks to the Partnership's business, results of operations or financial condition. As discussed in the Notes to Consolidated Financial Statements included elsewhere in this report, JMB/NYC has discontinued the equity method of accounting for its indirect interests in the joint ventures owning the Properties. Moreover, for the reasons discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations, JMB/NYC does not expect to receive any significant distributions in the future from the joint ventures owning the Properties. The Partnership and JMB/NYC also have no involvement in or authority over the general operations or management of the joint ventures owning the Properties or the development of their contingency plans, if any, for the year 2000 problem.

     The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance. Although the Partnership has not made inquiry of the joint ventures owning the Properties as to their actual or projected year 2000 compliance costs, if any, the Partnership does not believe that any such cost would have a material effect on the Partnership. Neither the Partnership nor JMB/NYC is obligated to contribute any funds to pay for such costs. In addition, since JMB/NYC does not expect to receive any significant distributions in the future from the joint ventures owning the Properties, the Partnership does not believe that any such costs incurred will have any material effect on the Partnership's indirect investment in the joint ventures.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       AND CONSOLIDATED VENTURES


                                 INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations, years ended December 31,
  1998, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows, years ended December 31,
  1998, 1997 and 1996

Notes to Consolidated Financial Statements



SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XIII, a limited partnership, (the Partnership), and consolidated ventures as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated ventures at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                           KPMG LLP


Chicago, Illinois
March 18, 1999

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1998 AND 1997

                                                   ASSETS
                                                   ------
                                                                             1998            1997
                                                                        ------------      -----------
 Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $ 2,577,367        9,528,301
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . .        249,985          374,085
  Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . .          --              23,218
  Interest, rents and other receivables . . . . . . . . . . . . . . .      1,163,973        2,157,413
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          --              96,133
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --             119,254
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .      3,991,325       12,298,404

    Investment properties held for sale or disposition. . . . . . . .          --          14,917,470
                                                                        ------------     ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . .         31,957           31,957
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         12,196          219,687
Venture partners' deficits in ventures. . . . . . . . . . . . . . . .          --             133,368
                                                                        ------------     ------------

                                                                        $  4,035,478       27,600,886
                                                                        ============     ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .    $     --          40,361,075
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        103,437          235,535
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .        731,623        1,994,139
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .          --             109,854
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          --          18,302,502
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .        835,060       61,003,105
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .          --             255,538
Partnership's share of the maximum unfunded
  obligation under the indemnification agreement. . . . . . . . . . .      3,997,006        4,131,258
Long-term debt, less current portion. . . . . . . . . . . . . . . . .      1,667,340        1,479,679
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      6,499,406       66,869,580

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .      1,025,076      (18,485,486)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (1,149,967)      (1,149,967)
                                                                        ------------     ------------
                                                                            (123,891)     (19,634,453)
                                                                        ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    326,224,167      326,224,167
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .   (267,492,266)    (295,750,699)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (61,071,938)     (50,107,709)
                                                                        ------------     ------------
                                                                          (2,340,037)     (19,634,241)
                                                                        ------------     ------------
          Total partners' capital (deficits). . . . . . . . . . . . .     (2,463,928)     (39,268,694)
                                                                        ------------     ------------
                                                                        $  4,035,478       27,600,886
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .    $  4,529,682       16,385,742      68,293,433
  Interest income . . . . . . . . . . . . . . . . .         458,243          555,587         800,510
  Other income. . . . . . . . . . . . . . . . . . .         186,042            --              --
                                                       ------------     ------------    ------------
                                                          5,173,967       16,941,329      69,093,943
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       4,771,671        9,869,385      39,959,842
  Depreciation. . . . . . . . . . . . . . . . . . .           --               --         10,267,305
  Property operating expenses . . . . . . . . . . .       4,337,451       10,768,100      39,183,796
  Professional services . . . . . . . . . . . . . .         271,017          414,224         323,882
  Amortization of deferred expenses . . . . . . . .          28,688          661,788       1,570,746
  General and administrative. . . . . . . . . . . .         510,992          540,647         695,947
  Provision for value impairment. . . . . . . . . .           --               --         17,600,000
                                                       ------------     ------------    ------------
                                                          9,919,819       22,254,144     109,601,518
                                                       ------------     ------------    ------------
                                                         (4,745,852)      (5,312,815)    (40,507,575)
Partnership's share of the reduction of
  the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . . .         134,252          134,252           --
Partnership's share of income (loss) from
  unconsolidated ventures (including income
  from restructuring of $78,704,658
  in 1996). . . . . . . . . . . . . . . . . . . . .           --            (400,400)     79,070,546
Venture partners' share of earnings (loss) from
  consolidated ventures' operations . . . . . . . .            (401)         (13,305)      3,536,251
                                                       ------------     ------------    ------------
        Earnings (loss) before gains on
          sale or disposition of investment
          properties. . . . . . . . . . . . . . . .      (4,612,001)      (5,592,268)     42,099,222
Gains (loss) on sale or disposition of investment
  properties or interest in investment property,
  net of venture partners' share of $14,492,690
  and ($329,169) in 1997 and 1996, respectively . .       5,365,511       96,019,552       5,484,249
                                                       ------------     ------------    ------------
        Earnings (loss) before extraordinary items.         753,510       90,427,284      47,583,471




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Extraordinary items . . . . . . . . . . . . . . . .      47,015,485       55,468,888           --
                                                       ------------     ------------    ------------

       Net earnings (loss). . . . . . . . . . . . .    $ 47,768,995      145,896,172      47,583,471
                                                       ============     ============    ============

Net earnings (loss) per limited partnership
  interest:
    Earnings (loss) before gains on
      sale or disposition of investment
      properties or interest in property. . . . . .    $     (12.12)          (14.67)         110.42
    Gains (loss) on sale or disposition
      of investment properties or interest
      in property . . . . . . . . . . . . . . . . .           14.54           259.75           14.83
    Extraordinary items . . . . . . . . . . . . . .           74.92           150.05           --
                                                       ------------     ------------    ------------

      Net earnings (loss) . . . . . . . . . . . . .    $      77.34           395.13          125.25
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

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                        NET                                    NET OF        NET
            CONTRI-   EARNINGS      CASH                      OFFERING     EARNINGS       CASH
            BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
            -------  ---------- ------------- -----------  ------------ ------------  -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1995 . . . .$1,000 (21,515,491)  (1,149,967)(22,664,458)  326,224,167  (486,200,337)  (40,958,417)(200,934,587)

Net earn-
 ings (loss).  --     1,738,811        --      1,738,811         --       45,844,660         --     45,844,660
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . . . 1,000 (19,776,680)  (1,149,967)(20,925,647)  326,224,167  (440,355,677)  (40,958,417)(155,089,927)

Net earn-
 ings (loss).  --     1,291,194        --      1,291,194         --      144,604,978         --    144,604,978

Cash distri-
 butions
 ($25 per
 limited
 partner-
 ship
 interest). .  --        --           --          --             --           --        (9,149,292) (9,149,292)
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------




                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                        NET                                    NET OF        NET
            CONTRI-   EARNINGS      CASH                      OFFERING     EARNINGS       CASH
            BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
            -------  ---------- ------------- -----------  ------------ ------------  -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1997 . . . . 1,000 (18,485,486)  (1,149,967)(19,634,453)  326,224,167  (295,750,699)  (50,107,709)(19,634,241)

Net earnings
 (loss) . . .  --    19,510,562        --     19,510,562         --       28,258,433         --     28,258,433
Cash distri-
 butions
 ($30.00 per
 limited
 partner-
 ship
 interest). .  --         --           --          --            --            --      (10,964,229)(10,964,229)
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1998 . . . .$1,000   1,025,076   (1,149,967)   (123,891)  326,224,167  (267,492,266)  (61,071,938) (2,340,037)
             ====== ===========   ========== ===========   ===========  ============   =======================









                          See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                            1998            1997            1996
                                                       ------------     ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ 47,768,995      145,896,172      47,583,471
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .           --               --         10,267,305
    Amortization of deferred expenses . . . . . . .          28,688          661,788       1,570,746
    Amortization of discount on long-term debt. . .         187,661          166,538         147,795
    Long-term debt - deferred accrued interest. . .           --             629,639      12,575,684
    Partnership's share of income (loss) from
      unconsolidated ventures (including income
      from restructuring of $78,704,658 in 1996). .           --             400,400     (79,070,546)
    Partnership's share of the reduction of the
      maximum unfunded obligation . . . . . . . . .        (134,252)        (134,252)          --
    Venture partners' share of ventures'
      operations. . . . . . . . . . . . . . . . . .             401           13,305      (3,536,251)
    Gain on sale or disposition of investment
      properties or interest in investment
      properties, net of venture partner's share. .      (5,365,511)     (96,019,552)     (5,484,249)
    Net asset decrease resulting from the
      sale of investment properties . . . . . . . .           --             442,505           --
    Extraordinary items . . . . . . . . . . . . . .     (47,015,485)     (55,468,888)          --
    Provision for value impairment. . . . . . . . .           --               --         17,600,000
    Working capital decrease related to sale of
      interest in investment property . . . . . . .           --          (2,318,702)          --
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . .          23,218          735,933         256,854
    Interest, rents and other receivables . . . . .       1,046,317         (315,451)        356,584
    Prepaid expenses. . . . . . . . . . . . . . . .          96,133           11,823          26,688
    Escrow deposits . . . . . . . . . . . . . . . .         107,674        1,729,227      (5,439,699)
    Accrued rents receivable. . . . . . . . . . . .           --             (30,334)         42,566
    Accounts payable. . . . . . . . . . . . . . . .         131,289       (1,496,748)        576,025
    Unearned rents. . . . . . . . . . . . . . . . .        (109,854)        (266,390)      1,099,239
    Accrued interest. . . . . . . . . . . . . . . .       4,357,785        5,421,141       4,476,029
    Accrued real estate taxes . . . . . . . . . . .           --          (1,474,691)        321,108
    Amounts due to affiliates . . . . . . . . . . .      (1,262,516)      (1,573,492)        789,399
    Tenant security deposits. . . . . . . . . . . .        (255,538)        (386,996)       (846,950)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .        (394,995)      (3,377,025)      3,311,798
                                                       ------------     ------------    ------------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                            1998            1997            1996
                                                       ------------     ------------    ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    properties or interest in investment
    property, net of selling expenses . . . . . . .       4,642,150       19,329,753       1,651,689
  Additions to investment properties. . . . . . . .         (97,746)      (2,494,608)     (4,337,187)
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .         124,100            --          2,194,244
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .           --               --          1,679,901
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --               --         (2,009,693)
  Payment of deferred expenses. . . . . . . . . . .           --            (357,657)     (1,575,688)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       4,668,504       16,477,488      (2,396,734)
                                                       ------------     ------------    ------------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .         (37,494)        (453,087)       (793,083)
  Venture partner's distribution from venture . . .        (222,720)           --              --
  Distributions to limited partners . . . . . . . .     (10,964,229)      (9,149,292)          --
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .     (11,224,443)      (9,602,379)       (793,083)
                                                       ------------     ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      (6,950,934)       3,498,084         121,981

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .             9,528,301  6,030,217       5,908,236
                                                       ------------     ------------    ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  2,577,367        9,528,301       6,030,217
                                                       ============     ============    ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1998             1997            1996
                                                       ------------     ------------    ------------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .    $    413,886        3,652,067      21,830,425
                                                       ============     ============    ============
  Non-cash investing and financing activities:
    Reduction in investment in unconsolidated venture  $      --             400,000         800,000
                                                       ============     ============    ============
    Reduction in amounts due to affiliates. . . . .    $      --               --           (800,000)
                                                       ============     ============    ============
  Non-cash investing and financing activities:
   Activity due to sale of investment properties:
    Reduction of fixed assets, net of accumulated
     depreciation . . . . . . . . . . . . . . . . .    $  9,379,156      225,785,579           --
    Reduction of working capital. . . . . . . . . .           --           9,495,504           --
    Reduction of security deposits. . . . . . . . .           --            (158,400)          --
    Reduction of deferred expenses. . . . . . . . .           --           4,609,869           --
    Reduction of long-term debt (including
      accrued interest) . . . . . . . . . . . . . .     (56,394,631)    (386,383,929)          --
    Venture partners' share of gain . . . . . . . .           --          14,492,690           --
    Gain on sale or disposition of interest in
     investment properties, net of venture partners'
     share. . . . . . . . . . . . . . . . . . . . .           --          96,019,552           --
    Extraordinary items . . . . . . . . . . . . . .      47,015,485       55,468,888           --
                                                       ------------     ------------    ------------
    Cash sales proceeds from sale or disposition
      of investment properties, net of selling
      expenses. . . . . . . . . . . . . . . . . . .    $         10       19,329,753           --
                                                       ============     ============    ============
    Sale of interest in investment property:
      Gain on sale of interest in investment property  $  5,365,511            --              --
      Basis in investment property. . . . . . . . .        (723,371)           --              --
                                                       ------------     ------------     -----------
          Cash proceeds from sale of interest
            in investment property. . . . . . . . .    $  4,642,140            --              --
                                                       ============     ============     ===========
    Net assets and venture partner's
      deficit in venture written off at sale
      of interest in investment property. . . . . .    $    355,705            --              --
                                                       ============     ============     ===========

                        See accompanying notes to consolidated financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1998, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an indirect interest in certain real estate investments. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate. The two investment properties of the Partnership at December 31, 1998 are its indirect interests in the 237 Park Avenue and the 1290 Avenue of the Americas properties.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Copley Place Associates ("Copley Place") (sold January 23, 1997); Carrollwood Station Associates, Ltd. ("Carrollwood") (sold March 2, 1998), Jacksonville Cove I Associates, Ltd. ("Glades") (sold November 21, 1996); and Sherry Lane Associates ("Sherry Lane") (sold September 12, 1997) in which the Partnership had certain preferential claims and rights as discussed below. The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The Partnership holds an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owns an indirect approximate 4.9% interest (before taking into account significant preferences to other partners) in commercial real estate in the City of New York, New York consisting of the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties").

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:


                                                    1998                             1997
                                      ------------------------------   ------------------------------
                                                          TAX BASIS                        TAX BASIS
                                       GAAP BASIS        (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------       ----------      -----------      ----------
Total assets. . . . . . . . . . . .   $  4,035,478       44,429,507       27,600,886      32,752,686

Partners' capital accounts
  (deficits):
     General partners . . . . . . .       (123,891)      (4,249,821)     (19,634,453)     (6,247,813)
     Limited partners . . . . . . .     (2,340,037)     (52,962,082)     (19,634,241)    (78,092,004)

Net earnings (loss):
     General partners . . . . . . .     19,510,562        1,997,992        1,291,194      23,733,412
     Limited partners . . . . . . .     28,258,433       36,094,151      144,604,978     194,348,248

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          77.34            98.79           395.13          531.05
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,461,590 and $8,528,571 at December 31, 1998 and 1997,
respectively) as cash equivalents, which includes investments in an institutional mutual fund that holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses were comprised principally of leasing fees which are amortized using the straight-line method over the terms stipulated in the related agreements, and commitment fees which are amortized over the related commitment periods.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued prorated rental income for the full period of occupancy on a straight-line basis.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, interests in nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Twenty-one properties have been sold or disposed of by the Partnership as of December 31, 1998.

     Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:

                                                           YEARS
                                                           -----
     Building and Improvements -- straight-line . .          30
     Personal property -- straight-line . . . . . .           5
                                                             ==

     Significant betterments and improvements were capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses were charged to operations as incurred.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value was less than the existing non-recourse debt which was secured by the property.

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

     The results of operations, net of venture partners' share, for consolidated properties classified as held for sale or disposition and sold or disposed of during the past three years were $(4,688,400), $(3,727,014) and ($26,672,607), respectively, for the years ended December 31, 1998, 1997 and 1996. In addition, the accompanying consolidated financial statements include $0, $0 and $581,147, respectively, of the Partnership's share of total property operations of $0, $0 and $1,162,294 of unconsolidated properties held for sale or disposition and sold or disposed of in the past three years.

     All investment properties were pledged as security for the long-term debt, for which generally there is no recourse to the Partnership. A portion of the long-term debt on the Copley Place multi-use complex represented a mortgage loan which was subordinated to the existing senior mortgage loan.

     VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1998 is a party to one operating joint venture agreement (JMB/NYC). Pursuant to such agreement, the Partnership made initial capital contributions of approximately $43,254,393 (before legal and other acquisition costs and its share of operating deficits as discussed below).

INVESTMENT PROPERTIES

     LONG BEACH PLAZA

     The Partnership purchased Long Beach Plaza located in Long Beach, California for $45,839,458 (net of discount on long-term debt of $10,330,542). The Partnership had not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage note and related accrued interest of approximately $52,009,000 at December 31, 1997 had been classified as current liabilities in the accompanying consolidated financial statements. The Partnership had initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership had been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver for the property was appointed for the benefit of the lender. As a result, the Partnership was required to submit to the lender approximately $1,000,000 of prior years' cash generated from the property. On December 31, 1998, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and payment of $10 in cash. The Partnership realized an extraordinary gain on forgiveness of debt from this transaction in 1998 of approximately $47,015,000 for financial reporting purposes. This amount includes the effect of the impairment losses discussed below recognized by the Partnership in 1996 aggregating approximately $17,600,000. In addition, the Partnership recognized a gain of approximately $28,256,000 for Federal income tax purposes, with no corresponding distributable proceeds.

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

     The Partnership's outstanding obligations on the Note and for the Deficit Loans, and the projected continuing accruals of additional interest on such amounts made it unlikely that the Partnership's interest in Copley Place Associates would ever be sold for an amount which would result in any net proceeds to the Partnership. In order to provide the Partnership with incentive to consummate the sale of its interest, the joint venture partner, the holder of the Note and the Partnership executed an agreement whereby the net proceeds were distributed in a manner which permitted the Partnership to satisfy its obligations relative to the Note and the Deficit Loans and still realize some modest cash proceeds. In addition, the holder of the Note agreed on a discounted payoff of the Note. In general, the Partnership received $43,900,000 of sale proceeds, of which $34,000,000 was remitted to the holder of the Note as payment in full satisfaction of the Note. As a result, the Partnership was relieved of an approximately
$55,000,000 obligation.   The Partnership's obligation under the Deficit
Loans were next satisfied in full out of the Partnership's remaining sale proceeds. After the repayment of the Note and Deficit Loans, as discussed above, the Partnership's remaining net proceeds amounted to approximately $929,000, all of which was received in cash at closing. The Partnership retained these funds as necessary working capital reserves.

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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective
October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

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

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings (the "Properties") is represented by certain promissory notes (the "Purchase Notes") bearing interest at 12-3/4% per annum. The Purchase Notes, which are payable to the REIT, are secured by JMB/NYC's indirect interest in the Properties and are non-recourse to JMB/NYC. Prior to maturity, the Purchase Notes require payment of principal and interest out of distributions made to JMB/NYC from the joint ventures owning the Properties. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Notes at maturity. The outstanding principal and accrued and deferred interest on the Purchase Notes at December 31, 1998, was approximately $117,679,000.

     Due to the level of indebtedness remaining on the Properties, the Purchase Notes payable by JMB/NYC and the significant preference levels to other partners within the reorganized joint ventures owning the Properties, it is unlikely that JMB/NYC will receive any significant distributions from the joint ventures.

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

     At the time of redemption, OOUV retained a portion of the Orchard Associates redemption proceeds in order to fund certain contingent amounts which may have been due in the future. In July 1995, OOUV distributed to Orchard Associates a significant portion of its redemption holdback of $2,083,644. As a result, the Partnership received its share of the holdback of $1,041,820. In October 1995, OOUV distributed to Orchard Associates its share of the pre-sale settlement with Federated Department Stores of $288,452. As a result, Orchard Associates distributed to the Partnership its share of the settlement of $144,226. In 1996, OOUV distributed to Orchard Associates proceeds of $1,389,210 from the settlement of operating prorations. As a result, Orchard Associates distributed $694,605 to the Partnership representing its share of such operating prorations. In 1998, the Partnership received income of approximately $186,000 related to a sale of stock received in the settlement of claims against a tenant in bankruptcy (prior to the sale of the Partnership's interest in 1993). The Partnership retained these funds for working capital purposes.

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

     CARROLLWOOD STATION APARTMENTS

     In September 1993, the joint venture refinanced with an unaffiliated third party lender the existing $7,200,000 mortgage loan with a new loan in the amount of $7,455,000, which was scheduled to mature in August 1998. In addition, the venture was obligated to establish an escrow account for future capital improvements. The escrow account was initially funded by the Partnership's capital contribution to the venture and has been subsequently funded by the operations of the joint venture. At
December 31, 1997, the escrow account balance was approximately $108,000. As of the date of sale of the Partnership's interest in the property as described below, any rights of the Partnership to the escrow were assigned to the unaffiliated venture partner.

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

     In October 1997, the joint venture reached an agreement in principle for the sale of Carrollwood Station Apartments to an unaffiliated buyer.
In December 1997, the Partnership on behalf of the joint venture, entered into a contract with an unaffiliated third party to sell the property. Pursuant to the joint venture agreement, the unaffiliated venture partner held the right of first refusal to purchase the Partnership's interest in the joint venture in the event the Partnership secured a buyer for the property. On March 2, 1998, the unaffiliated venture partner purchased the Partnership's interest in the joint venture for $4,642,140, which approximates the share of proceeds that the Partnership would have received from a sale to the proposed purchaser of the property. As of the date of the sale, the Partnership was relieved from any further obligations under the joint venture agreement. The Partnership recognized a gain of approximately $5,366,000 for financial reporting purposes and a gain of approximately $8,501,000 for Federal income tax purposes in 1998.

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

     As of December 31, 1996, the Partnership committed to a plan to sell or dispose of Michael's Aurora Plaza. Accordingly, the Partnership classified this property as held for sale or disposition in the accompanying Consolidated Financial Statements, and therefore, the property was not subject to continued depreciation after such date. In August 1997, the Partnership entered into a contract to sell the property to an unaffiliated buyer. Pursuant to the contract, on October 15, 1997, the Partnership sold the land and related improvements of the Michael's Aurora Plaza. The sale price was $6,885,000, all of which was paid in cash at closing (net of selling costs). The Partnership used a substantial portion of the proceeds to repay the existing mortgage note of approximately $5,045,000, and the Partnership realized net proceeds of approximately $1,600,000. In February 1998, the Partnership made a sales distribution totaling $1,829,858 (approximately $5 per Interest) out of sales proceeds related to the sale of this property and prior undistributed sales proceeds. The sale resulted in a gain in 1997 to the Partnership of approximately $819,000 for financial reporting purposes and approximately $4,176,000 for Federal income tax purposes. In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired June 15, 1998, with no liability to the Partnership.

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

LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1998 and 1997:

                                             1998          1997
                                         -----------    -----------
13% mortgage note (in default) secured
 by the Long Beach Plaza shopping
 center in Long Beach, California;
 payable in monthly installments
 of principal and interest of $372,583
 originally due June 27, 1994 and
 subsequently extended to August 31,
 1995 when the remaining principal
 balance of $33,734,354 was payable,
 discharged in 1998 in conjunction
 with the transfer of title . . . . .   $     --        33,734,354

Other loans:
 Long Beach Plaza Shopping Center,
  non-interest bearing promissory
  note to original seller, (net of
  $8,520,321 and $8,686,860
  unamortized discount at 12% at
  December 31, 1997 and 1996,
  respectively), due 2014 . . . . . .     1,667,340       1,479,679

 Carrollwood apartment complex,
  7.45%, due August 1998 (retired
  in full at sale of the Partnership's
  interest in the property in March
  1998) . . . . . . . . . . . . . . .         --          6,626,721
                                        -----------     -----------
      Total debt. . . . . . . . . . .     1,667,340      41,840,754
      Less current portion
        of long-term debt . . . . . .         --         40,361,075
                                        -----------     -----------
          Total long-term debt. . . .   $ 1,667,340       1,479,679
                                        ===========     ===========

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale of investment properties are to be allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital account deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties. In accordance with such provision, the General Partners were allocated an additional $19,171,233 of gain for financial reporting purposes for the year ended December 31, 1998. Losses from the sale of properties are to be allocated 1% to the General Partners. The remaining profits and losses will be allocated to the Holders of Interests.

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

     The Long Beach Plaza in Long Beach, California (prior to its sale in December 1998), First Tennessee Plaza (Plaza Tower) office building in Knoxville, Tennessee (prior to its sale in September 1997), Sherry Lane Place office building in Dallas, Texas (prior to its sale in September
1997), and Glades Apartments in Jacksonville, Florida (prior to its sale in November 1996) were managed by an affiliate of the Corporate General Partner until December 1994 for a fee equal to a percentage of defined gross income from the property. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Plaza Tower office building, the Glades Apartments in Jacksonville, Florida, and the Sherry Lane office building through the respective dates of their sale on the same terms that existed prior to the assignment of the management contracts.

     LEASE - AS PROPERTY LESSEE

     The following lease agreement had been determined to be an operating lease:

     Prior to the disposition of the Long Beach property, the Partnership owned the leasehold rights to the parking structure adjacent to the shopping center. The lease had an initial term of 50 years which commenced in 1981 with one 49-year renewal option exercisable by a local municipal authority. The lease provided for annual rental of $745,000, which was subject to decrease based on formulas which related to the amount of real estate taxes assessed against the shopping center and the parking structure. The rental expense for 1998, 1997 and 1996 under the above operating lease was $547,371, $533,181 and $424,783, respectively, and consisted exclusively of minimum rent. Such lease was assigned to an unaffiliated third party in connection with the disposition of the property.

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

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998, 1997 and 1996 are as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                             1998     1997       1996        1998
                           -------- ---------  ---------  ------------
Property management
 and leasing fees . . . .  $121,522    89,060  1,575,148       --
Insurance commissions . .    28,795    70,890     67,579       --
Reimbursement (at cost)
 for accounting services.    16,155    36,297     23,862       1,979
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .    88,318    43,856     40,841      19,869
Reimbursement (at cost)
 for legal services . . .    10,866    18,423     18,386       2,727
Reimbursement (at cost)
 for administrative
 charges and other out-
 of-pocket expenses . . .       115       164     91,596       --
                           -------- ---------  ---------    --------
                           $265,771   258,690  1,817,412      24,575
                           ======== =========  =========    ========

     In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners. All subsequent property management fees and leasing fees were paid currently.

     Reference is made to the JMB/NYC discussion above regarding the Partnership's obligation to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of December 31, 1998, these obligations bore interest at 5.35% per annum and cumulative interest accrued on these obligations was $308,147.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 1998 and 1997.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of ABPP Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the Corporate General Partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II. Certain of such officers are also officers and the sole director of Carlyle Managers, Inc., the sole general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois. Mr. Glazov is currently retired.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc. which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a director of a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December 1979. It is expected that Mr. Emig will leave his positions with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 1998, the General Partners received no distributions and the Corporate General Partner received no management fee. The General Partners received a share of Partnership gains for Federal income tax purposes aggregating $1,577,027 in 1998.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the Notes. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1998 aggregating $28,795 in connection with the providing of insurance coverage for certain of the real property investments of the Partnership and for providing professional liability insurance for the Partnership, all of which was paid at December 31, 1998. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     An affiliate of the General Partners provided property management and leasing services at one of the Partnership's properties during 1998 and earned property management and leasing commissions of $121,522, all of which was paid. In February 1998, the Partnership paid $1,321,500 of previously deferred management and leasing fees to an affiliate of the General Partner. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1998, the Corporate General Partner of the Partnership or its affiliates were due reimbursement for such out-of-pocket expenses in the amount of $115, which was paid at December 31, 1998. The General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 1998 were $88,318, $10,866 and $16,155, respectively, of which $19,869, $2,727 and
$1,979, respectively, was unpaid at December 31, 1998.

     The Partnership had obligations to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of December 31, 1998, these obligations bore interest at 5.35% per annum and interest accrued on these obligations was $308,147.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner, its officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:


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

                  10-K. Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

                  10-L. Agreement of Conversion of 1290 Associates into 1290 Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

                  10-M. Agreement of Conversion of 237 Park Avenue Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-12791) dated March 25, 1996.

                  10-N. Disclosure Statement for the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996 is hereby incorporated by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-12791) dated November 8, 1996.

                  10-O. Consent of Director of Carlyle-XIV Managers, Inc. (known as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

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

                  10-V Purchase Agreement and amendments thereto between Sherry Lane Associates and Cottonwood Realty Services, L.L.C. dated July 7, 1997 is incorporated herein by reference to the Partnership's Report for September 12, 1997 on Form8-K (file No. 0-12791) dated September 26, 1997.

                  10-W Purchase Agreement and amendments thereto between Carlyle Real Estate Limited Partnership - XIII and Parkway Properties, L.P. dated August 20, 1997 is incorporated herein by reference to the Partnership's Report for September 19, 1997 on Form 8-K (File No. 0-12791) dated October 3, 1997.

                  10-X Purchase Agreement and Joint Escrow Instructions between Carlyle Real Estate Limited Partnership - XIII and GDA Real Estate Services, Inc. dated August 4, 1997 is incorporated herein by reference to the Partnership's Report for October 15, 1997 on Form 8-K (File No. 0-12791) dated October 30, 1997.

                  10-Y  Letter agreement related to the Purchase
Agreement between Carlyle Real Estate Limited Partnership - XIII and GDA Real Estate Services, Inc. dated September 3, 1997 is incorporated herein by reference to the Partnership's Report for October 15, 1997 on Form 8-K (File No. 0-12791) dated October 30, 1997.

                  10-Z Assignment of Limited Partnership Interest by Carlyle Real Estate Limited Partnership - XIII dated March 2, 1998 is incorporated herein by reference to the Partnership's Report for March 2, 1998 on Form 8-K (File No. 0-12791) dated March 16, 1998.

                  10-AA Conveyance and Settlement Agreement between RVM Long Beach Plaza LLC and Carlyle Real Estate Partnership - XIII dated December 15, 1998 is incorporated herein by reference to the Partnership's Report for December 31, 1998 on Form 8-K (File No. 0-12791) dated January 12, 1999.

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

                  (i) The Partnership's Report on Form 8-K (File No. 0-12791) for December 31, 1998 (describing the sale of the Long Beach Plaza) was filed. This report was dated January 12, 1999 and includes a discussion of the sale (Item 2) and narrative pro forma financial information with respect to the sale (Item 7).

        ----------------

        * Previously filed as Exhibits 3, 4-C and 4-D, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K to the Securities Exchange Act of 1934 (File No. 0-12791) dated March 30, 1993 are hereby incorporated herein by reference.

     No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 22, 1999

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 22, 1999

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 22, 1999

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 22, 1999


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 22, 1999

                By:     A. LEE SACKS*
                        A. Lee Sacks, Director
                Date:   March 22, 1999

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 22, 1999


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 22, 1999

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

10-F.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIV
          Managers, Inc.                               Yes

10-G.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIII
          Managers, Inc.                               Yes

10-H.     $600,000 demand note between
          Carlyle-XIII Associates, Ltd. and
          Carlyle Managers, Inc.                       Yes

10-I.     $600,000 demand note between
          Carlyle-XIII Associates, Ltd. and
          Carlyle Investors, Inc.                      Yes

10-J.     Amendment No. 1 to Carlyle-XIII
          Associates                                   Yes

10-K.     Amendment No. 1 to JMB/NYC Office
          Building Associates, L.P.                    Yes

10-L.     Agreement of Conversion of 1290
          Associates into 1290 Associates,
          L.L.C. dated October 10, 1995                Yes

                                                  Document
                                                Incorporated
                                                By Reference     Page
                                                ------------     ----

10-M.     Agreement of Conversion of 237 Park
          Avenue Associates into 237 Park Avenue
          Associates, L.L.C. dated October 10,
          1995                                         Yes

10-N.     Disclosure statement for the Second
          Amended Joint Plan of Reorganization
          of 237 Park Avenue Associates, L.L.C.
          and 1290 Associates, L.L.C. dated
          August 9, 1996                               Yes

10-O.     Consent of Director of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.) dated October 31,
          1996                                         Yes

10-P.     Consent of Director of Carlyle-XIII,
          Managers, Inc. (known as Carlyle
          Investors, Inc.) dated October 31,
          1996                                         Yes

10-Q.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIII and Carlyle
          Managers, Inc. dated October 31,
          1996                                         Yes

10-R.     Allonge to demand note between
          Carlyle Real Estate Limited
          Partnership-XIII and Carlyle
          Investors, Inc., dated
          October 31, 1996                             Yes

10-S.     Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P. and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                             Yes

10-T.     Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996                 Yes

10-U.     Amended and Restated Limited
          Partnership of 237/1290 Upper
          Tier Associates, L.P. dated
          as of October 10, 1996                       Yes

10-V.     Purchase Agreement and amendments
          thereto between Sherry Lane
          Associates and Cottonwood Realty
          Services, L.L.C. dated as of
          July 7, 1997                                 Yes

10-W.     Purchase Agreement and amendments
          thereto between Carlyle Real Estate
          Limited Partnership - XIII and
          Parkway Properties, L.P. dated
          as of August 20, 1997                        Yes

10-X.     Purchase Agreement and Joint Escrow
          Instructions between Carlyle Real
          Estate Limited Partnership - XIII and
          GDA Real Estate Services, Inc. dated
          August 4, 1997                               Yes

                                                  Document
                                                Incorporated
                                                By Reference     Page
                                                ------------     ----

10-Y.     Letter of Agreement related to the
          Purchase Agreement between Carlyle
          Real Estate Limited Partnership - XIII
          and GDA Real Estate Services, Inc.
          dated September 3, 1997                      Yes

10-Z      Assignment of Limited Partnership
          Interest by Carlyle Real Estate
          Limited Partnership - XIII dated
          March 2, 1998                                Yes

10-AA     Conveyance and Settlement Agreement
          between RVM Long Beach Plaza LLC
          and Carlyle Real Estate Partnership -
          XIII dated December 15, 1998                 Yes

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