Form 10-Q
period 1999-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1999-05-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                    Commission file #0-12791




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

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements . . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . .      12



PART II     OTHER INFORMATION


Item 5.     Other Information. . . . . . . . . . . . . . . . . .      15

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .      16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (UNAUDITED)


                                   ASSETS
                                   ------

                                              MARCH 31,        DECEMBER 31,
                                                1999              1998
                                            -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $  2,480,062        2,577,367
  Short-term investments . . . . . . . .          249,985          249,985
  Rents and other receivables. . . . . .        1,208,346        1,163,973
                                             ------------     ------------

        Total current assets . . . . . .        3,938,393        3,991,325
                                             ------------     ------------

Investment in unconsolidated ventures,
  at equity. . . . . . . . . . . . . . .           31,957           31,957
Deferred expenses. . . . . . . . . . . .           12,196           12,196
                                             ------------     ------------

                                             $  3,982,546        4,035,478
                                             ============     ============

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                   CONSOLIDATED BALANCE SHEETS - CONTINUED



            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            -----------------------------------------------------


                                              MARCH 31,        DECEMBER 31,
                                                1999              1998
                                            -------------      -----------

Current liabilities:
  Accounts payable . . . . . . . . . . .     $    217,939          103,437
  Amounts due to affiliates. . . . . . .          715,287          731,623
                                             ------------     ------------
        Total current liabilities. . . .          933,226          835,060

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . . .        3,963,443        3,997,006
Long-term debt . . . . . . . . . . . . .        1,717,862        1,667,340
                                             ------------     ------------
Commitments and contingencies

        Total liabilities. . . . . . . .        6,614,531        6,499,406

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000            1,000
    Cumulative net earnings (losses) . .        1,018,354        1,025,076
    Cumulative cash distributions. . . .       (1,149,967)      (1,149,967)
                                             ------------     ------------
                                                 (130,613)        (123,891)
                                             ------------     ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .      326,224,167      326,224,167
    Cumulative net earnings (losses) . .     (267,653,601)    (267,492,266)
    Cumulative cash distributions. . . .      (61,071,938)     (61,071,938)
                                             ------------     ------------
                                               (2,501,372)      (2,340,037)
                                             ------------     ------------
        Total partners' deficits . . . .       (2,631,985)      (2,463,928)
                                             ------------     ------------
                                             $  3,982,546        4,035,478
                                             ============     ============

















        See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


                                                   1999            1998
                                                ----------      ----------
Income:
  Rental income. . . . . . . . . . . . . . . .  $    --          1,484,332
  Interest income. . . . . . . . . . . . . . .      68,998         160,969
  Other income . . . . . . . . . . . . . . . .       2,164         186,043
                                                ----------      ----------
                                                    71,162       1,831,344
                                                ----------      ----------
Expenses:
  Mortgage and other interest. . . . . . . . .      59,662       1,312,178
  Property operating expenses. . . . . . . . .       --          1,444,604
  Professional services. . . . . . . . . . . .     108,163         117,833
  Amortization of deferred expenses. . . . . .       --              7,172
  General and administrative . . . . . . . . .     104,957         178,650
                                                ----------      ----------
                                                   272,782       3,060,437
                                                ----------      ----------
                                                  (201,620)     (1,229,093)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement. . . . . . . . . .      33,563          33,563
Venture partners' share of earnings (loss)
  from ventures' operations. . . . . . . . . .       --               (401)
                                                ----------      ----------
        Earnings (loss) before gain on sale
          or disposition of investment
          properties or interest in invest-
          ment property. . . . . . . . . . . .    (168,057)     (1,195,931)

Gain on sale or disposition of investment
  properties or interest in investment
  property, net of venture partner's share . .       --          5,324,444
                                                ----------      ----------
        Net earnings (loss). . . . . . . . . .  $ (168,057)      4,128,513
                                                ==========      ==========
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on
           sale or disposition of invest-
           ment properties or interest
           in investment property. . . . . . . $      (.44)          (3.14)
          Gain on sale or disposition of
           investment properties or
           interest in investment
           property, net of venture
           partners' share . . . . . . . . . .       --              14.40
                                               -----------       ---------
              Net earnings (loss). . . . . . . $      (.44)          11.26
                                               ===========       =========
        Cash distributions per limited
          partnership interest . . . . . . . . $     --               5.00
                                               ===========       =========





        See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)

                                                   1999            1998
                                                ----------      ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .  $ (168,057)      4,128,513
  Items not requiring (providing) cash or
   cash equivalents:
    Amortization of deferred expenses. . . . .       --              7,172
    Amortization of discount on long-term
      debt . . . . . . . . . . . . . . . . . .      50,522          44,836
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under the indemnification agreement. . .     (33,563)        (33,563)
    Venture partners' share of ventures'
      operations . . . . . . . . . . . . . . .       --                401
    Gain on sale or disposition of
      investment properties or interest
      in investment property, net of
      venture partners' share. . . . . . . . .       --         (5,324,444)
  Changes in:
    Restricted funds . . . . . . . . . . . . .       --           (290,689)
    Rents and other receivables. . . . . . . .     (44,373)      1,004,009
    Prepaid expenses . . . . . . . . . . . . .       --             16,090
    Escrow deposits. . . . . . . . . . . . . .       --            107,674
    Accounts payable . . . . . . . . . . . . .     114,502         416,250
    Amounts due to affiliates. . . . . . . . .     (16,336)     (1,288,560)
    Unearned rents . . . . . . . . . . . . . .       --            (78,942)
    Accrued interest . . . . . . . . . . . . .       --          1,068,686
    Accrued real estate taxes. . . . . . . . .       --            178,341
    Tenant security deposits . . . . . . . . .       --            (72,166)
                                                ----------     -----------
        Net cash provided by (used in)
          operating activities . . . . . . . .     (97,305)       (116,392)
                                                ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of investment
    properties or interest in investment
    property, net of selling expenses. . . . .       --          4,642,140
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . .       --            124,100
  Additions to investment properties . . . . .       --            (97,746)
                                                ----------     -----------
        Net cash provided by (used in)
          investing activities . . . . . . . .       --          4,668,494
                                                ----------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . .       --            (37,494)
  Distribution to venture partner. . . . . . .       --            (60,000)
  Distribution to limited partners . . . . . .       --         (1,829,858)
                                                ----------     -----------
        Net cash provided by (used in)
          financing activities . . . . . . . .       --         (1,927,352)
                                                ----------     -----------

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                   1999            1998
                                                ----------      ----------

        Net increase (decrease) in cash
          and cash equivalents . . . . . . . .     (97,305)      2,624,750
        Cash and cash equivalents,
          beginning of year. . . . . . . . . .   2,577,367       9,528,301
                                                ----------     -----------
        Cash and cash equivalents,
          end of period. . . . . . . . . . . .  $2,480,062      12,153,051
                                                ==========     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest . . . . . . . . . . . . . . . . .  $    --            202,112
                                                ==========     ===========

    Sale of interest in investment property:
      Gain on sale of interest in
        investment property. . . . . . . . . .  $    --          5,324,444
      Basis in investment property . . . . . .       --           (682,304)
                                                ----------    ------------
          Cash proceeds from sale of
            interest in investment
            property . . . . . . . . . . . . .  $    --          4,642,140
                                                ==========    ============

    Net assets and venture partner's
      deficit in venture written off
      at sale of interest in investment
      property . . . . . . . . . . . . . . . .  $    --            192,968
                                                ==========    ============



























        See accompanying notes to consolidated financial statements.

               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                           A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998

                                 (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report on Form 10-K (File No. 0-12791) filed on March 22, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1998 Annual Report on Form 10-K.

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

     The Partnership and its consolidated ventures had previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The net results of operations for the three months ended March 31, 1999 and 1998 for consolidated properties classified as held for sale or disposition or sold or disposed of during the past two years were $0 and $1,354,624, respectively.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the three months ended
March 31, 1999 and 1998 were as follows:

                                                                Unpaid at
                                                                 March 31,
                                       1999        1998            1999
                                     --------   ---------      -------------
Property management
 and leasing fees. . . . . . . .     $  --         21,345            --
Insurance commissions. . . . . .        1,248       --               --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties . . .        4,943      26,611             549
                                     --------     -------          ------
                                     $  6,191      47,956             549
                                     ========     =======          ======

     In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners.

     The Partnership is obligated to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, for additional paid-in capital (reflected in amounts due to affiliates in the accompanying consolidated financial statements). As of March 31, 1999, these obligations bore interest at 4.62% per annum and interest accrued on these obligations was $315,287, after payment of $2,000 in 1999.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interests in the Properties, which are secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $121,500,000, at March 31, 1999, mature on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. The Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, and the significant preference levels to other partners within the reorganized joint ventures owning the Properties.

     LONG BEACH PLAZA

     The Partnership had not remitted the required debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. Accordingly, the combined balances of the mortgage notes and related accrued interest were in default. The Partnership initiated discussions with the first mortgage lender regarding a modification of its mortgage loan secured by the property, which was originally due in June 1994. The lender agreed to a short-term loan extension until August 31, 1995. The Partnership had been unable to secure a modification or further extension to the loan. The Partnership decided not to commit any significant additional amounts to the property. In March 1996, a receiver was appointed for the benefit of the lender. On December 31, 1998, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and payment of $10 in cash. The Partnership realized an extraordinary gain on forgiveness of debt from this transaction in 1998 of approximately $47,015,000 for financial reporting purposes.
This amount includes the effect of the impairment losses recognized by the Partnership in 1996 aggregating approximately $17,600,000. In addition, the Partnership recognized a gain of approximately $28,256,000 for Federal income tax purposes, with no corresponding distributable proceeds.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1998 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At March 31, 1999, the Partnership and its consolidated venture had cash and cash equivalents of approximately $2,480,000 and short-term investments of approximately $250,000. These funds are available for working capital requirements and reserves and potential future distributions to the General Partners and Holders of Interests. The Partnership does not consider its indirect interest in JMB/NYC to be a source of liquidity. Reference is made to the Partnership's property-specific discussions in the notes. The Partnership is currently in discussions with the original seller of the Long Beach investment property concerning retirement of the promissory note payable to such seller in connection with the acquisition of the property by the Partnership in 1983.

Such note had a recorded balance of $1,717,826 (net of discount) as of March 31, 1999.

     The Partnership had suspended operating cash distributions to the Holders of Interests and General Partners effective as of the first quarter of 1992.

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interests in the Properties, which are secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $121,500,000, at March 31, 1999, mature on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     Due to the level of indebtedness remaining on the Properties, the purchase money notes payable by JMB/NYC and the significant preference levels to other partners within the reorganized joint ventures owning the Properties, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC, other than the return of funds held in escrow pursuant to an indemnification obligation. However, in connection with sales or other dispositions of any of the Properties or of the Partnership's (or JMB/NYC's) interest in the Properties, Holders of Interests will recognize a substantial amount of net income for Federal income tax purposes (corresponding to all or most of their deficit capital account balances for tax purposes) even though they do not receive cash distributions as a result of such sales or dispositions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

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

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in Carrollwood Station Associates on March 2, 1998 and the disposition of the Long Beach Plaza in December 1998.

     The increase in accounts payable at March 31, 1999 as compared to December 31, 1997 is primarily due to the timing of payments for certain expenses of the Partnership.

     The decrease in interest income for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to a higher average cash balance available for temporary investment in 1998, prior to the distribution to Holders of Interest in May 1998.

     The other income for the three months ended March 31, 1998 represents the 1998 sale of stock which was received as a settlement of claims against a tenant in bankruptcy. The claim originated from the Partnership's interest in the Old Orchard Venture prior to it being sold in August 1993.

     The mortgage and other interest for the three months ended March 31, 1999 primarily represents the amortization of discount on the note payable to the original seller of the Long Beach investment property.

     The decrease in general and administrative expenses for the three months ended March 31, 1999 as compared to the same period in 1998 is primarily due to a decrease in reimbursable costs to affiliates of the General Partners in 1999.




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

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                      OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1999 or 1998.

                                                       1998                                   1999
                                        -------------------------------------      ------------------------------
                                        At         At          At         At       At       At       At       At
                                       3/31       6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----       ----        ----      -----     ----     ----    -----    -----
 1. Long Beach Plaza
     shopping center
     Long Beach, California. . . . .    60%        59%         60%        N/A      N/A
 2. 237 Park Avenue Building
     New York, New York. . . . . . .     *          *           *
 3. 1290 Avenue of the Americas
     Building
     New York, New York. . . . . . .     *          *           *


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


                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                 BY:   JMB Realty Corporation
                       (Corporate General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                       Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: March 12, 1999