Form 10-Q
period 1999-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 1999-11-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1999                           Commission file #0-12791




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

                                         CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  2,187,513      2,577,367
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .          249,985        249,985
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,296,990      1,163,973
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .        3,734,488      3,991,325
                                                                            ------------   ------------

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .           31,957         31,957
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,196         12,196
                                                                            ------------   ------------

                                                                            $  3,778,641      4,035,478
                                                                            ============   ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED



                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     83,444        103,437
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          496,431        731,623
                                                                            ------------   ------------
        Total current liabilities . . . . . . . . . . . . . . . . . . .          579,875        835,060

Partnership's share of the maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . . . . . . . . . . . .        4,143,385      3,997,006
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,823,545      1,667,340
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        6,546,805      6,499,406

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        1,012,907      1,025,076
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,149,967)    (1,149,967)
                                                                            ------------   ------------
                                                                                (136,060)      (123,891)
                                                                            ------------   ------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      326,224,167    326,224,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .     (267,784,333)  (267,492,266)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (61,071,938)   (61,071,938)
                                                                            ------------   ------------
                                                                              (2,632,104)    (2,340,037)
                                                                            ------------   ------------
        Total partners' deficits. . . . . . . . . . . . . . . . . . . .       (2,768,164)    (2,463,928)
                                                                            ------------   ------------
                                                                            $  3,778,641      4,035,478
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


                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .   $    --          960,044         --        3,495,245
  Interest income . . . . . . . . . . . . . . . .       69,104        73,044       205,800       390,362
  Other income. . . . . . . . . . . . . . . . . .        --            --            2,164       186,043
                                                    ----------    ----------    ----------    ----------
                                                        69,104     1,033,088       207,964     4,071,650
                                                    ----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .       57,806     1,153,095       177,753     3,616,852
  Property operating expenses . . . . . . . . . .        --        1,105,582         --        3,529,761
  Professional services . . . . . . . . . . . . .          832        18,582       118,798       192,468
  Amortization of deferred expenses . . . . . . .        --            7,172         --           21,516
  General and administrative. . . . . . . . . . .      129,646        88,796       316,338       462,002
                                                    ----------    ----------    ----------    ----------
                                                       188,284     2,373,227       612,889     7,822,599
                                                    ----------    ----------    ----------    ----------

                                                      (119,180)   (1,340,139)     (404,925)   (3,750,949)
Partnership's share of the reduction of the
  maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . .       33,563        33,563       100,689       100,689
Venture partners' share of earnings (loss)
  from ventures' operations . . . . . . . . . . .        --            --            --             (401)
                                                    ----------    ----------    ----------    ----------
        Earnings (loss) before gain on sale or
          disposition of investment properties
          or interest in investment property. . .      (85,617)   (1,306,576)     (304,236)   (3,650,661)

Gain on sale or disposition of investment
  properties or interest in investment
  property, net of venture partner's share. . . .        --            --            --        5,365,511
                                                    ----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .   $  (85,617)   (1,306,576)     (304,236)    1,714,850
                                                    ==========    ==========    ==========    ==========




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) per limited partner-
         ship interest:
          Earnings (loss) before gain on sale or
           disposition of investment properties
           or interest in investment property . .   $     (.22)        (3.43)         (.80)        (9.58)
          Gain on sale or disposition of invest-
           ment properties or interest in
           investment property, net of venture
           partners' share. . . . . . . . . . . .        --            --            --            14.51
                                                    ----------    ----------    ----------    ----------
              Net earnings (loss) . . . . . . . .   $     (.22)        (3.43)         (.80)         4.93
                                                    ==========    ==========    ==========    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . .   $    --            --            --            30.00
                                                    ==========    ==========    ==========    ==========



















                        See accompanying notes to consolidated financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (304,236)      1,714,850
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --             21,516
    Amortization of discount on long-term debt. . . . . . . . . . . . . . .       156,205         138,625
    Partnership's share of the reduction of the maximum unfunded
      obligation under the indemnification agreement. . . . . . . . . . . .      (100,689)       (100,689)
    Venture partners' share of ventures' operations . . . . . . . . . . . .         --                401
    Gain on sale or disposition of investment properties or interest
      in investment property, net of venture partners' share. . . . . . . .         --         (5,365,511)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (93,700)
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      (133,017)        905,451
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             63,522
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            107,674
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (19,993)        210,719
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .        11,876      (1,276,487)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             (3,650)
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          3,261,419
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --            178,341
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         --            (73,116)
                                                                               ----------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .      (389,854)       (310,635)
                                                                               ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of investment properties or interest in investment
    property, net of selling expenses . . . . . . . . . . . . . . . . . . .         --          4,642,140
  Net sales and maturities (purchases) of short-term investments. . . . . .         --            124,100
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         --            (97,746)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --              6,351
                                                                               ----------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .         --          4,674,845
                                                                               ----------     -----------





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .         --            (37,494)
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .         --           (222,720)
  Distribution to limited partners. . . . . . . . . . . . . . . . . . . . .         --        (10,964,229)
                                                                               ----------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .         --        (11,224,443)
                                                                               ----------     -----------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .      (389,854)     (6,860,233)
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     2,577,367       9,528,301
                                                                               ----------     -----------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .    $2,187,513       2,668,068
                                                                               ==========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    2,000         355,433
                                                                               ==========     ===========

    Sale of interest in investment property:
      Gain on sale of interest in investment property . . . . . . . . . . .    $    --          5,365,511
      Basis in investment property. . . . . . . . . . . . . . . . . . . . .         --           (723,371)
                                                                               ----------    ------------
          Cash proceeds from sale of interest in investment
            property. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    --          4,642,140
                                                                               ==========    ============

    Reduction in amounts due to affiliates. . . . . . . . . . . . . . . . .    $ (247,068)          --
                                                                               ==========    ============

    Reduction in Partnership's investment . . . . . . . . . . . . . . . . .    $  247,068           --
                                                                               ==========    ============

    Net assets and venture partner's deficit in venture
      written off at sale of interest in investment property. . . . . . . .    $    --            355,705
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

                      SEPTEMBER 30, 1999 AND 1998

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

     The Partnership and its consolidated ventures had previously committed to plans to sell or dispose of all their remaining investment properties. Accordingly, all consolidated properties had been classified as held for sale or disposition in the accompanying consolidated financial statements as of the respective date of such plan's adoption. The net results of operations for the nine months ended September 30, 1999 and 1998 for consolidated properties sold or disposed of during the past two years were $0 and ($3,665,657), respectively.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the nine months ended September 30, 1999 and 1998 were as follows:

                                                          Unpaid at
                                                         September 30,
                                   1999        1998          1999
                                 -------      -------    -------------
Property management
 and leasing fees . . . . . .    $  --        106,751         --
Insurance commissions . . . .     (2,744)      18,791         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses . . . . . . . . . .     67,386       91,306        15,804
                                 -------      -------        ------
                                 $64,643      216,848        15,804
                                 =======      =======        ======

     In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital. In June 1999, the obligations to Carlyle Managers, Inc. and Carlyle Investors, Inc. were reduced so that as of September 30, 1999, the obligations and the cumulative interest accrued on these obligations totaled $480,627 (reflected in amounts due to affiliates in the accompanying consolidated financial statements). These obligations were further reduced through a series of transactions and fully retired in October, 1999.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (collectively, the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001.
In addition, the non-recourse purchase money note made by JMB/NYC for its interests in the Properties, which is secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $129,400,000, at September 30, 1999, matures on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     Pursuant to the indemnification agreement, generally until the earlier of the sale of (i) the Properties and (ii) JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties, the Affiliated Partners are jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the joint ventures. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase right by the REIT affiliate discussed above or a sale or certain other transactions involving direct or indirect interests in the Properties unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) after the termination of the indemnification agreement.

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

     In October 1999, JMB/NYC entered into an agreement (the "Restructuring Agreement"), pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") would be restructured. Under the Restructuring Agreement, the partnership that owns 237 Park would be converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC that is owned by a partnership (the "Upper Tier Partnership") in which JMB/NYC is a limited partner with a 99% interest would be contributed to a partnership (the "Acquiring Partnership") unaffiliated with either JMB/NYC or the REIT that is acquiring the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership would receive a limited partnership interest in the Acquiring Partnership having a fair market value (determined in accordance with the partnership agreement of the Acquiring Partnership) of approximately $500,000. (JMB/NYC's total investment in the Acquiring Partnership would be significantly less than 1% of the Acquiring Partnership.) The Acquiring Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC would have the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the Acquiring Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the Acquiring Partnership would have the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Partnership believes that the restructuring, by itself, of JMB/NYC's indirect interest in 237 Park, if completed as currently contemplated by the Restructuring Agreement, would not result in the Partnership (or the Holders of Interests) recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring Agreement JMB/NYC would not be able to cause a sale of the interest in the Acquiring Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the Acquiring Partnership would be January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the Acquiring Partnership, this would extend by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park is currently subject to purchase at the election of an affiliate of the REIT.

     Under the transactions provided for by the Restructuring Agreement, JMB/NYC's indirect interest in 1290 Avenue of the Americas would also be modified, although the REIT would continue to own the controlling interest in the property. In general, the REIT would have the right to sell 1290 Avenue of the Americas or the REIT's interest in the property or permit a sale of more than 51% of the stock in the REIT, during the period from January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT would be able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT would also have the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC would have the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities currently held as collateral for the indemnification obligations of the Affiliated Partners would be released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities would be held as collateral for the indemnification obligations of the Affiliated Partners generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. In addition, the maximum potential liability of the Affiliated Partners under their indemnification obligations would be reduced from $25,000,000 to approximately $14,286,000.

     The closing of the transactions provided for by the Restructuring Agreement, which is expected to occur in the fourth quarter of 1999, is subject to the satisfaction of various conditions, and there is no assurance that such conditions will be satisfied or that any of such transactions will close.

     The Affiliated Partners may seek to purchase a portion of the rights to the purchase money note and the related security agreement to allow the Affiliated Partners to retain a substantial amount of the proceeds JMB/NYC may ultimately be entitled to receive from the sale of its interest in 1290 Avenue of the Americas, its interest in the Acquiring Partnership and/or any other transaction provided for by the restructuring. Such purchase of a portion of the purchase money note might result in the Partnership (and the Holders of Interests) recognizing some income for Federal income tax purposes. There is no assurance that the Affiliated Partners will be successful in obtaining such an interest in the purchase money note.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by JMB/NYC to the Partnership at any time due to the level of indebtedness remaining on the Properties, the purchase money note payable by JMB/NYC, and the significant preference levels to other partners within the reorganized joint ventures owning the Properties.

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

     The Partnership has reached an agreement in principle with the original seller of the Long Beach investment property for the retirement of the promissory note payable to such seller in connection with the acquisition of the property by the Partnership in 1983. Under terms of the agreement in principle, the Partnership would transfer certain treasury securities (with a market value of approximately $2,500,000) it holds and pay an additional $450,000 in full satisfaction of the promissory note. Such proposed transaction will not have a material effect on the Partnership's financial statements for financial reporting purposes but would result in a gain of approximately $3,000,000 for Federal income tax purposes. However, there can be no assurance that this, or any other agreement in regard to the satisfaction of the promissory note will be finalized on these or any other terms. Such note had a recorded balance of $1,823,545 (net of discount) as of September 30, 1999.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1998 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At September 30, 1999, the Partnership had cash and cash equivalents of approximately $2,188,000 and short-term investments of approximately $250,000. These funds are available for retirement of the promissory note made by the Partnership in connection with its acquisition of the Long Beach Plaza investment property in 1983, working capital requirements and reserves and potential future distributions to the General Partners and Holders of Interests. The Partnership does not consider its indirect interest in JMB/NYC to be a significant source of liquidity. However, the Partnership expects to receive a return of its share of the funds held in escrow (including interest earned) as collateral under the indemnification agreement as discussed below with the remainder after termination of such agreement. Reference is made to the Partnership's property-specific discussions in the notes. The Partnership has reached an agreement in principle with the original seller of the Long Beach investment property for the retirement of the promissory note payable to such seller in connection with the acquisition of the property by the Partnership in 1983.

Under terms of the agreement in principle, the Partnership would transfer certain treasury securities (with a market value of approximately $2,500,000) it holds and pay an additional $450,000 in full satisfaction of the promissory note. Such proposed transaction will not have a material effect on the Partnership's financial statements for financial reporting purposes but would result in a gain of approximately $3,000,000 for Federal income tax purposes. However, there can be no assurance that this, or any other agreement will be finalized on these or any other terms. Such note had a recorded balance of $1,823,545 (net of discount) as of September 30, 1999.

     The Partnership suspended operating cash distributions to the Holders of Interests and General Partners effective as of the first quarter of 1992.

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"). JMB/NYC has, through January 1, 2001, under certain limited circumstances, rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price").

There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money note made by JMB/NYC for its interest in the Properties, which is secured by JMB/NYC's interest in the Properties and had outstanding principal and accrued and deferred interest of approximately $129,400,000, at September 30, 1999, matures on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     In October 1999, JMB/NYC entered into an agreement (the "Restructuring Agreement"), pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") would be restructured. Under the Restructuring Agreement, the partnership that owns 237 Park would be converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC that is owned by a partnership (the "Upper Tier Partnership") in which JMB/NYC is a limited partner with a 99% interest would be contributed to a partnership (the "Acquiring Partnership") unaffiliated with either JMB/NYC or the REIT that is acquiring the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership would receive a limited partnership interest in the Acquiring Partnership having a fair market value (determined in accordance with the partnership agreement of the Acquiring Partnership) of approximately $500,000. (JMB/NYC's total investment in the Acquiring Partnership would be significantly less than 1% of the Acquiring Partnership.) The Acquiring Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC would have the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the Acquiring Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the Acquiring Partnership would have the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Partnership believes that the restructuring, by itself, of JMB/NYC's indirect interest in 237 Park, if completed as currently contemplated by the Restructuring Agreement, would not result in the Partnership (or the Holders of Interests) recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring Agreement JMB/NYC would not be able to cause a sale of the interest in the Acquiring Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the Acquiring Partnership would be January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the Acquiring Partnership, this would extend by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park is currently subject to purchase at the election of an affiliate of the REIT.

     Under the transactions provided for by the Restructuring Agreement, JMB/NYC's indirect interest in 1290 Avenue of the Americas would also be modified, although the REIT would continue to own the controlling interest in the property. In general, the REIT would have the right to sell 1290 Avenue of the Americas or the REIT's interest in the property or permit a sale of more than 51% of the stock in the REIT, during the period from January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT would be able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT would also have the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC would have the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities currently held as collateral for the indemnification obligations of the Affiliated Partners would be released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities would be held as collateral for the indemnification obligations of the Affiliated Partners generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. In addition, the maximum potential liability of the Affiliated Partners under their indemnification obligations would be reduced from $25,000,000 to approximately $14,286,000.

     The closing of the transactions provided for by the Restructuring Agreement, which is expected to occur in the fourth quarter of 1999, is subject to the satisfaction of various conditions, and there is no assurance that such conditions will be satisfied or that any of such transactions will close.

     The Affiliated Partners may seek to purchase a portion of the rights to the purchase money note and the related security agreement to allow the Affiliated Partners to retain a substantial amount of the proceeds JMB/NYC may ultimately be entitled to receive from the sale of its interest in 1290 Avenue of the Americas, its interest in the Acquiring Partnership and/or any other transaction provided for by the restructuring. Such purchase of a portion of the purchase money note might result in the Partnership (and the Holders of Interests) recognizing some income for Federal income tax purposes. There is no assurance that the Affiliated Partners will be successful in obtaining such an interest in the purchase money note.

     Due to the level of indebtedness remaining on the Properties, the purchase money note payable by JMB/NYC and the significant preference levels to other partners within the reorganized joint ventures owning the Properties, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC. However, in connection with sales or other dispositions of any of the Properties or of the Partnership's (or JMB/NYC's) interest in the Properties, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Partnership's interest in Carrollwood Station Associates on March 2, 1998 and the disposition of the Long Beach Plaza in December 1998.

     The decrease in accounts payable at September 30, 1999 as compared to December 31, 1998 is primarily due to the timing of payments for certain expenses of the Partnership.

     The decrease in interest income for the nine months ended
September 30, 1999 as compared to the same periods in 1998 is primarily due to a higher average cash balance available for temporary investment in 1998, prior to the distribution of proceeds from the sale of the Partnership's interest in Carrollwood Station Associates made to Holders of Interest in May 1998.

     Other income for the nine months ended September 30, 1998 represents the 1998 sale of stock which was received as a settlement of claims against a tenant in bankruptcy. The claim originated from the Partnership's interest in the Old Orchard Venture prior to it being sold in August 1993.

     The mortgage and other interest for the three and nine months ended September 30, 1999 primarily represents the amortization of discount on the note payable to the original seller of the Long Beach investment property.

     The increase in general and administrative expenses for the three months ended September 30, 1999 as compared to the same period in 1998 is primarily due to a refund of insurance premiums received by the Partnership in 1998 related to a property that had been sold. However, the overall decrease for the nine months ended September 30, 1999 as compared to the same period in 1998 is primarily due to a decrease in reimbursable costs to affiliates of the General Partners and a decrease in other administrative costs due to the sales of Partnership's interest in Carrollwood Station Associates and the Long Beach Plaza in 1998.

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

     The Partnership uses the telephone, accounting, transfer agent, individual personal computers, and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. The Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent, individual personal computers, and other administrative systems, including both hardware and software, are year 2000 compliant in all material respects. The Partnership has not inquired of the joint ventures that own the Properties as to the status of their year 2000 compliance.

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. Although the year 2000 problem may or may not present various risks for the joint ventures owning the Properties, the Partnership does not believe that these risks, to the extent they may exist, present any material additional risks to the Partnership's business, results of operations or financial condition. As discussed in the Notes to Consolidated Financial Statements included elsewhere in this report, JMB/NYC has discontinued the equity method of accounting for its indirect interests in the joint ventures owning the Properties. Moreover, for the reasons discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations, the Partnership does not expect to receive (through JMB/NYC) any significant distributions in the future from the joint ventures owning the Properties. The Partnership and

JMB/NYC also have no involvement in or authority over the general operations or management of the joint ventures owning the Properties or the development of their contingency plans, if any, for the year 2000 problem.

     The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance. Although the Partnership has not made inquiry of the joint ventures owning the Properties as to their actual or projected year 2000 compliance costs, if any, the Partnership does not believe that any such cost would have a material effect on the Partnership. Neither the Partnership nor JMB/NYC is obligated to contribute any funds to pay for such costs. In addition, since the Partnership does not expect to receive any significant distributions in the future from the joint ventures owning the Properties, the Partnership does not believe that any such costs incurred will have any material effect on the Partnership's indirect investment in the joint ventures.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                 1998                                1999
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

 1. 237 Park Avenue Building
     New York, New York . . . . .     *         *          *         *       *        *       *
 2. 1290 Avenue of the Americas
     Building
     New York, New York . . . . .     *         *          *         *       *        *       *


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

        4-A.    Promissory note secured by Deed of Trust Between Carlyle
Real Estate Partnership - XIII and Ernest W. Hahn, Inc. dated June 22, 1983 is hereby filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: November 10, 1999