Form 10-K405
period 1999-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2000-03-30
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934



For the fiscal year
ended December 31, 1999               Commission File Number 0-12791



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

                             TABLE OF CONTENTS



                                                           Page
                                                           ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .  10

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .  10

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . .  10


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . . .  11

Item 6.      Selected Financial Data. . . . . . . . . . . .  12

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . .  14

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk. . . . . . . . . . . . . . .  18

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .  19

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . .  44


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  44

Item 11.     Executive Compensation . . . . . . . . . . . .  47

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  48

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  49


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . .  49


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  53

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership currently has indirect interests in 1290 Avenue of the Americas and 237 Park Avenue and a portfolio of other investments.

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

     Prior to the restructuring in 1999 discussed below, the Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates had any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note made by JMB/NYC for its interest in the Properties, which had outstanding principal and accrued and deferred interest of approximately $133,148,000 at December 31, 1999, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, due to the level of indebtedness remaining on the Properties, the purchase money note payable by JMB/NYC, and the significant preference levels to the other partners within the reorganized structure of the joint ventures owning the Properties, it was unlikely that such purchase would result in payment of any significant amount to JMB/NYC. Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring).

     In 1996, the Affiliated Partners entered into a joint and several obligation to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, the maximum potential obligation has been reduced to $14,285,000 and a portion of the collateral was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     Although under the terms of the Restructuring JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and (2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made to the Partnership at any time due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the purchase money note payable by JMB/NYC and the significant preference levels for the other partners within the reorganized joint venture owning 1290 Avenue of the Americas.

     The Partnership has made the real property investments set forth in the following table:


                                                       SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 1999,
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
                                sq.ft.       9/1/83           1/23/97               fee ownership of improve-
                                n.r.a.                                              ments and leasehold
                                                                                    interest in air rights
                                                                                    (through joint venture
                                                                                    partnership) (e)
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
                                sq.ft.       1/16/84          1/10/94               fee ownership of land and
                                n.r.a.                                              improvements





                                                       SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 1999,
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
                                sq.ft.       12/1/83          9/12/97               fee ownership of land and
                                n.r.a.                                              improvements (through joint
                                                                                    venture partnerships)(e)
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
                                sq.ft.       8/14/84          (h) (i)               fee ownership of land and
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
                                sq.ft.       8/14/84          9/18/95               fee ownership of land and
                                n.r.a.                                              improvements (through joint
                                                                                    venture partnerships)
                                                                                    (c)(e)




                                                       SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 1999,
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
                                sq.ft.       4/1/84           8/30/93               fee ownership of land and
                                g.l.a.                                              improvements (through a
                                                                                    joint venture partnership)
                                                                                    (g)
15. Heritage Park-II
     Apartments
     Oklahoma City,
     Oklahoma . . . . .        244 units     7/1/83           3/26/92               fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)
16. Quail Place
     Apartments
     Oklahoma City,
     Oklahoma . . . . .        180 units     7/1/83           3/26/92               fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)
17. Lake Point
     Apartments
     Charlotte,
     North Carolina . .        208 units     9/15/83         12/29/89               fee ownership of land and
                                                                                    improvements




                                                       SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                       DATE OF     ORIGINAL INVESTED
    AND LOCATION                 SIZE       PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP (b)
----------------------        ----------    --------  ----------------------        ---------------------

18. Eastridge
     Apartments
     Tucson, Arizona. .        456 units     8/23/83          6/30/94               fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)
19. Rio Cancion
     Apartments
     Tucson, Arizona. .        380 units     8/18/83          3/31/93               fee ownership of land and
                                                                                    improvements
20. Bridgeport
     Apartments
     Irving, Texas. . .        312 units     9/30/83          4/2/92                fee ownership of land and
                                                                                    improvements
21. Carrollwood Station
     Apartments
     Tampa, Florida . .        336 units    12/16/83          3/2/98                fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)
                                                                                    (e)
22. Greenwood Creek II
     Apartments
     Benbrook
     (Fort Worth),
     Texas. . . . . . .        152 units     3/30/84          4/6/93                fee ownership of land and
                                                                                    improvements
23. The Glades
      Apartments
      Jacksonville,
      Florida . . . . .        360 units     10/9/84         11/21/96               fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)






-----------------------

  (a) The computation of this percentage for properties held at December 31, 1999 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to the Notes filed with this annual report for a description of the long-term mortgage indebtedness that had been secured by certain of the Partnership's real property investments.

  (c) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

  (d) Reference is made to the Notes for a description of the leasehold interest in the land on which a portion of this real property investment had been situated.

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

  (i) As a result of the restructuring that occurred in 1999, the Partnership owns through JMB/NYC an indirect interest in 237 Park Avenue and certain other investments. Reference is made to the Notes for a description of such transaction.




     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     As a result of the restructuring that occurred in 1999, the Partnership owns through JMB/NYC (i) an indirect interest in 1290 Avenue of the Americas, and (ii) an indirect interest in 237 Park Avenue and certain other investments.

     The following is certain information concerning 237 Park Avenue and 1290 Avenue of the Americas.

      PROPERTY AND LOCATION                    NET RENTABLE AREA

      237 Park Avenue Building                 1,140,000 square feet
      New York, New York

      1290 Avenue of the Americas Building     2,000,000 square feet
      New York, New York


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1998 and 1999.

                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 37,966 record holders of the 365,104.02298 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests. Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. It currently appears unlikely that any significant distributions will be made by the Partnership due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the preference levels to other partners within the reorganized joint venture owning 1290 Avenue of the Americas, and the purchase money note payable by JMB/NYC, which requires payment of principal and interest out of distributions payable to JMB/NYC by the Partnerships in which it has interests.

ITEM 6.  SELECTED FINANCIAL DATA

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                                 DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995

                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1999          1998          1997           1996           1995
                           -------------  -------------   -----------   ------------  ------------
Total income. . . . . . . . $    300,152      5,173,967    16,941,329     69,093,943    66,763,349
                            ============   ============  ============   ============  ============
Earnings (loss) before
 gains on sale or disposi-
 tion of securities,
 investment properties
 or interest in invest-
 ment property. . . . . . . $  2,286,026    (4,612,001)    (5,592,268)    42,099,222   (25,732,699)
Gains (losses) on sale
 or disposition of
 securities, investment
 properties or interest
 in investment property,
 net of venture partners'
 share of $14,492,690
 in 1997 and ($329,169)
 in 1996. . . . . . . . . .      980,945      5,365,511    96,019,552      5,484,249         --
Partnership's share
 of gains (losses) on sale
 of property or
 interest in
 property of
 unconsolidated
 ventures . . . . . . . . .        --             --           --              --      (14,789,529)
                            ------------   ------------  ------------   ------------  ------------
Earnings (loss) before
 extraordinary items. . . .    3,266,971        753,510    90,427,284     47,583,471   (40,522,228)
Extraordinary items . . . .   (1,121,200)    47,015,485    55,468,888          --       15,632,407
                            ------------   ------------  ------------   ------------  ------------
Net earnings
 (loss) . . . . . . . . . . $  2,145,771     47,768,995   145,896,172     47,583,471   (24,889,821)
                            ============   ============  ============   ============  ============





                                1999           1998          1997           1996           1995
                           -------------   ------------   -----------   ------------  ------------
Net earnings (loss) per
 Interest (b):
  Earnings (loss) before
   gains on sale or
   disposition of securities,
   investment properties or
   interest in investment
   property . . . . . . . .  $      6.01         (12.12)       (14.67)        110.42        (67.47)
  Gains (losses) on sale
   or disposition of
   securities, investment
   properties or interest
   in investment
   property . . . . . . . .         2.66          14.54        259.75          14.83         --
  Partnership's share
   of gains (losses)
   on sale of property
   or interest in
   property of
   unconsolidated
   ventures . . . . . . . .        --             --             --            --           (39.99)
  Extraordinary items . . .        (3.04)         74.92        150.05          --            42.27
                            ------------   ------------  ------------   ------------  ------------
  Net earnings (loss) . . . $       5.63          77.34        395.13         125.25        (65.19)
                            ============   ============  ============   ============  ============
Total assets. . . . . . . . $  2,669,876      4,035,478    27,600,886    280,595,580   307,460,106
Long-term debt. . . . . . . $      --         1,667,340     1,479,679    384,098,834   382,303,505
Cash distributions
 per Interest (b) . . . . . $      --             30.00         25.00          --            30.00
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

     At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,523,000. These funds are available for working capital requirements and reserves and potential future distributions to the General Partners and Holders of Interests.

     The Partnership does not consider its indirect interest in JMB/NYC to be a significant source of liquidity. However, in the fourth quarter of 1999, the Partnership received approximately $1,037,000, which represented a partial return of its share of the funds held in escrow (including interest earned) as collateral under the indemnification agreement as discussed below. The Partnership expects to receive the remainder of its share of the funds held in escrow (including accrued interest) after termination of such agreement. Reference is made to the Partnership's property-specific discussion of JMB/NYC in the Notes.

     In December 1999, the Partnership reached an agreement with the seller of the Long Beach investment property for the retirement of the promissory note payable in the amount of $10,000,000 originally due in 2013 and 2014 to the seller in connection with the acquisition of the property by the Partnership in 1983. The terms of the agreement provided for full satisfaction of the loan in exchange for a payment of $3,000,000. On December 22, 1999, the Partnership remitted this payment to the seller and received a full release of all obligations related to the loan. In 1984, the Partnership purchased certain government securities to help offset the $10,000,000 obligation due in 2013 and 2014. The Partnership sold these marketable securities (with a market value of approximately $2,535,000 and a carrying value of $1,559,000) and used the proceeds to make the payment, with the remainder of approximately $465,000 funded from available cash held by the Partnership.

     The Partnership had suspended operating cash distributions to the Holders of Interests and General Partners effective as of the first quarter of 1992.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring"), pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park would be converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Restructuring, by itself, of JMB/NYC's indirect interest in 237 Park did not result in the Partnership's (or the Holders of Interests') recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the Partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas would also be modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 1999, was approximately $133,148,000.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners).

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by the limited partners. It is expected that the limited partners will repay the Partnership's $105,000 advance in 2000.

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners (of which approximately $1,027,000 was distributed to the Partnership). The remaining face amount of the securities will be held as collateral for the indemnification obligations of the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after termination of the indemnification obligations.

     Due, among other things, to the level of indebtedness remaining on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC and the significant preference levels to other partners within the 1290 Partnership, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC or be able to make any significant distributions to the Holders Of Interests. However, in connection with sales or other dispositions of 1290 Avenue of the Americas or 237 Park Avenue or of the Partnership's (or JMB/NYC's) interest in those properties, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     RESULTS OF OPERATIONS

     Significant fluctuations between periods in the accompanying consolidated financial statements are primarily the result of the disposition of Long Beach Plaza in December 1998, the sale of the Partnership's interest in Carrollwood Station Associates in March 1998, the sale of the Partnership's interest in the Copley Place multi-use complex in January 1997, the sales of the Sherry Lane Place and First Tennessee Office Building in September 1997, and the sale of Michael's (Marshall's) Aurora Plaza in October 1997. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of the sales.

     The decrease in short term investments, interest, rents and other receivables and related decrease in long-term debt at December 31, 1999 as compared to December 31, 1998 is primarily due to the sale of securities held by the Partnership. The proceeds from such sale were used to retire the note payable (with a maturity value of $10,000,000) to the seller of the Long Beach investment property to the Partnership in December, 1999. Reference is made to the Notes for a description of such transaction.

     Distributions received in excess of recorded investment at December 31, 1999 is a result of the distribution by Carlyle Managers, Inc. and Carlyle Investors, Inc. of the notes related to the Partnership's obligations to fund on demand additional paid in capital to such corporations. These obligations were reduced and, subsequently, fully retired in October 1999.

    The decrease in interest income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and the decrease in interest income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 are primarily due to lower average balances in short term investments in 1999 and 1998 as a result of the payments of previously deferred property management and leasing fees and distributions to Holders of Interests of sale proceeds.

     The dividend income for the year ended December 31, 1999 is due to dividends paid by Carlyle Investors, Inc. and Carlyle Managers, Inc. to the Partnership (as a shareholder of both corporations) as a result of amounts distributed by JMB/NYC related to the escrow refund discussed above.

     The decrease in other income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 and the increase in other income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the 1998 sale of stock which was received in a settlement of claims against a tenant in bankruptcy. The claim originated from the Partnership's interest in the Old Orchard Venture prior to its being sold in August 1993.

     The decrease in professional services and general and administrative expenses for the year ended December 31, 1999 as compared to the years ended December 31, 1998 and 1997 is primarily due to the Partnership incurring fewer administrative costs due to the sales of the Partnership's investments discussed above.

     The increase in the Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement for the year ended December 31, 1999 as compared to the years ended December 31, 1998 and 1997 is primarily due to the restructuring of the Partnership's indirect interest in 237 Park. As a result of such restructuring, the Partnership was released from a portion of its obligations under the indemnification agreement. Reference is made to the discussion of JMB/NYC in the Notes for further information concerning this transaction.

     The gain on sale or disposition of securities, investment properties or interest in investment property, net of venture partner's share, of $980,945 for the year ended December 31, 1999 is due to the sale of securities held by the Partnership. Such gain of $5,365,511 for the year ended December 31, 1998 consists of gain related to the sale of the Partnership's interest in Carrollwood Station Associates. The gain on sale or disposition of investment properties, net of venture partners' share, of $96,019,552 for the year ended December 31, 1997 consists of gain of $71,276,721 related to the sale of the interest in Copley Place multi-use complex, a gain of $541,792 related to the sale of land at the Allied Automotive Center, a gain of $18,174,417 related to the sale of Sherry Lane Place Office Building, a gain of $5,207,750 related to the sale of the First Tennessee Plaza Office Building and a gain of $818,872 related to the sale of Michael's Aurora Plaza.

     The extraordinary item of $1,121,200 for the year ended December 31, 1999 is due to a loss on the extinguishment of debt in 1999 related to the early retirement of the note payable to the seller of Long Beach property. The extraordinary item of $47,015,485 for the year ended December 31, 1998 consists of the forgiveness of principal and accrued but unpaid interest by the lender at the time of disposition of the Long Beach Plaza. The extraordinary items of $55,468,888 for the year ended December 31, 1997 consists of the forgiveness of indebtedness of $55,183,784 on the purchase price note payable to an affiliate in connection with the sale of the interest in the Copley Place multi-use complex, and the write off of unamortized deferred mortgage expense of $285,104 resulting from the sales of the Sherry Lane Place Office Building and the First Tennessee Plaza Office Building.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

    Inflation is not expected to significantly impact future operations of the Partnership.


YEAR 2000

     The Partnership has not experienced any material disruption in its operations in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                         AND CONSOLIDATED VENTURES


                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Operations, years ended December 31,
  1999, 1998 and 1997

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows, years ended December 31,
  1999, 1998 and 1997

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated ventures at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.






                                             KPMG LLP


Chicago, Illinois
March 20, 2000

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1999 AND 1998

                                                    ASSETS
                                                    ------
                                                                                1999             1998
                                                                           ------------      -----------
 Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $  2,523,388        2,577,367
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .           --             249,985
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          41,300        1,163,973
                                                                           ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .       2,564,688        3,991,325

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .           --              31,957
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              12,196
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         105,188            --
                                                                           ------------     ------------

                                                                           $  2,669,876        4,035,478
                                                                           ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

                                                                               1999              1998
                                                                           ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .    $     89,008          103,437
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .          11,980          731,623
                                                                           ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .         100,988          835,060

Partnership's share of the maximum unfunded
  obligation under the indemnification agreement. . . . . . . . . . . .       2,225,817        3,997,006
Distribution received in excess of recorded investment. . . . . . . . .         661,228            --
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .           --           1,667,340
                                                                           ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       2,988,033        6,499,406

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .           1,000            1,000
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       1,115,114        1,025,076
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (1,149,967)      (1,149,967)
                                                                           ------------     ------------
                                                                                (33,853)        (123,891)
                                                                           ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . .     326,224,167      326,224,167
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .    (265,436,533)    (267,492,266)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (61,071,938)     (61,071,938)
                                                                           ------------     ------------
                                                                               (284,304)      (2,340,037)
                                                                           ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . . .        (318,157)      (2,463,928)
                                                                           ------------     ------------
                                                                           $  2,669,876        4,035,478
                                                                           ============     ============



                         See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999             1998             1997
                                                         ------------     ------------     ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .    $      --           4,529,682       16,385,742
  Interest income . . . . . . . . . . . . . . . . . .         275,237          458,243          555,587
  Dividend income . . . . . . . . . . . . . . . . . .          20,757            --               --
  Other income. . . . . . . . . . . . . . . . . . . .           4,158          186,042            --
                                                         ------------     ------------     ------------
                                                              300,152        5,173,967       16,941,329
                                                         ------------     ------------     ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         233,008        4,771,671        9,869,385
  Property operating expenses . . . . . . . . . . . .           --           4,337,451       10,768,100
  Professional services . . . . . . . . . . . . . . .         164,881          271,017          414,224
  Amortization of deferred expenses . . . . . . . . .          12,196           28,688          661,788
  General and administrative. . . . . . . . . . . . .         395,299          510,992          540,647
                                                         ------------     ------------     ------------
                                                              805,384        9,919,819       22,254,144
                                                         ------------     ------------     ------------
                                                             (505,232)      (4,745,852)      (5,312,815)
Partnership's share of the reduction of
  the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . . . .       2,809,020          134,252          134,252
Partnership's share of income (loss) from
  unconsolidated ventures . . . . . . . . . . . . . .         (17,762)           --            (400,400)
Venture partners' share of earnings (loss) from
  consolidated ventures' operations . . . . . . . . .           --                (401)         (13,305)
                                                         ------------     ------------     ------------
        Earnings (loss) before gains on
          sale or disposition of securities,
          investment properties or interest in
          investment property . . . . . . . . . . . .       2,286,026       (4,612,001)      (5,592,268)
Gains (loss) on sale or disposition of securities,
  investment properties or interest in investment
  property, net of venture partners' share of
  $14,492,690 in 1997 . . . . . . . . . . . . . . . .         980,945        5,365,511       96,019,552
                                                         ------------     ------------     ------------
        Earnings (loss) before extraordinary items. .       3,266,971          753,510       90,427,284




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                             1999             1998             1997
                                                         ------------     ------------     ------------
Extraordinary items . . . . . . . . . . . . . . . . .      (1,121,200)      47,015,485       55,468,888
                                                         ------------     ------------     ------------

       Net earnings (loss). . . . . . . . . . . . . .    $  2,145,771       47,768,995      145,896,172
                                                         ============     ============     ============

Net earnings (loss) per limited partnership
  interest:
    Earnings (loss) before gains on
      sale or disposition of securities,
      investment properties or interest in
      investment property . . . . . . . . . . . . . .    $       6.01           (12.12)          (14.67)
    Gains (loss) on sale or disposition
      of securities, investment properties
      or interest in investment property. . . . . . .            2.66            14.54           259.75
    Extraordinary items . . . . . . . . . . . . . . .           (3.04)           74.92           150.05
                                                         ------------     ------------     ------------

      Net earnings (loss) . . . . . . . . . . . . . .    $       5.63            77.34           395.13
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

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                         NET                                     NET OF         NET
             CONTRI-   EARNINGS       CASH                      OFFERING      EARNINGS       CASH
             BUTIONS    (LOSS)    DISTRIBUTIONS    TOTAL         COSTS         (LOSS)    DISTRIBUTIONS    TOTAL
             -------  ----------  ------------- -----------  ------------  ------------  -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1996 . . . . .$1,000(19,776,680)   (1,149,967)(20,925,647)  326,224,167   (440,355,677)  (40,958,417)(155,089,927)

Net earn-
 ings (loss). . --     1,291,194         --      1,291,194         --       144,604,978         --    144,604,978

Cash distri-
 butions
 ($25 per
 limited
 partner-
 ship
 interest). . . --        --            --          --             --            --        (9,149,292) (9,149,292)
              ------ -----------    ---------- -----------   -----------   ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1997 . . . . .1,000 (18,485,486)   (1,149,967)(19,634,453)  326,224,167   (295,750,699)  (50,107,709)(19,634,241)

Net earnings
 (loss) . . . . --    19,510,562         --     19,510,562         --        28,258,433         --     28,258,433
Cash distri-
 butions
 ($30.00 per
 limited
 partner-
 ship
 interest). . . --         --            --          --            --             --      (10,964,229)(10,964,229)
              ------ -----------    ---------- -----------   -----------   ------------   ----------- -----------




                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                         NET                                     NET OF         NET
             CONTRI-   EARNINGS       CASH                      OFFERING      EARNINGS       CASH
             BUTIONS    (LOSS)    DISTRIBUTIONS    TOTAL         COSTS         (LOSS)    DISTRIBUTIONS    TOTAL
             -------  ----------  ------------- -----------  ------------  ------------  -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1998 . . . . .1,000   1,025,076    (1,149,967)   (123,891)  326,224,167   (267,492,266)  (61,071,938) (2,340,037)

Net earnings
 (loss) . . . . --        90,038         --         90,038         --         2,055,733         --      2,055,733
Cash distri-
 butions. . . . --         --            --          --            --             --            --          --
              ------ -----------    ---------- -----------   -----------   ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1999 . . . . .$1,000  1,115,114    (1,149,967)    (33,853)  326,224,167   (265,436,533)  (61,071,938)   (284,304)
              ====== ===========    ========== ===========   ===========   ============   =========== ===========














                            See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                              1999            1998             1997
                                                         ------------     ------------     ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .    $  2,145,771       47,768,995      145,896,172
  Items not requiring (providing) cash or
   cash equivalents:
    Amortization of deferred expenses . . . . . . . .          12,196           28,688          661,788
    Amortization of discount on long-term debt. . . .         211,460          187,661          166,538
    Long-term debt - deferred accrued interest. . . .           --               --             629,639
    Partnership's share of income (loss) from
      unconsolidated ventures . . . . . . . . . . . .          17,762            --             400,400
    Partnership's share of the reduction of the
      maximum unfunded obligation . . . . . . . . . .      (2,809,020)        (134,252)        (134,252)
    Venture partners' share of ventures'
      operations. . . . . . . . . . . . . . . . . . .           --                 401           13,305
    Gain on sale or disposition of securities,
      investment properties or interest in
      investment properties, net of venture
      partner's share . . . . . . . . . . . . . . . .        (980,945)      (5,365,511)     (96,019,552)
    Net asset decrease resulting from the
      sale of investment properties . . . . . . . . .           --               --             442,505
    Extraordinary items . . . . . . . . . . . . . . .       1,121,200      (47,015,485)     (55,468,888)
    Working capital decrease related to sale of
      interest in investment property . . . . . . . .           --               --          (2,318,702)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . .           --              23,218          735,933
    Interest, rents and other receivables . . . . . .        (186,349)       1,046,317         (315,451)
    Prepaid expenses. . . . . . . . . . . . . . . . .           --              96,133           11,823
    Escrow deposits . . . . . . . . . . . . . . . . .           --             107,674        1,729,227
    Accrued rents receivable. . . . . . . . . . . . .           --               --             (30,334)
    Accounts payable. . . . . . . . . . . . . . . . .         (14,430)         131,289       (1,496,748)
    Unearned rents. . . . . . . . . . . . . . . . . .           --            (109,854)        (266,390)
    Accrued interest. . . . . . . . . . . . . . . . .           --           4,357,785        5,421,141
    Accrued real estate taxes . . . . . . . . . . . .           --               --          (1,474,691)
    Amounts due to affiliates . . . . . . . . . . . .         (48,036)      (1,262,516)      (1,573,492)
    Tenant security deposits. . . . . . . . . . . . .           --            (255,538)        (386,996)
                                                         ------------     ------------     ------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .        (530,391)        (394,995)      (3,377,025)
                                                         ------------     ------------     ------------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                              1999            1998             1997
                                                         ------------     ------------     ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    properties or interest in investment
    property, net of selling expenses . . . . . . . .           --           4,642,150       19,329,753
  Additions to investment properties. . . . . . . . .           --             (97,746)      (2,494,608)
  Partnership's advance to affiliated entity. . . . .        (105,188)           --               --
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . .       2,540,348          124,100            --
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . . .       1,041,252            --               --
  Payment of deferred expenses. . . . . . . . . . . .           --               --            (357,657)
                                                         ------------     ------------     ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .       3,476,412        4,668,504       16,477,488
                                                         ------------     ------------     ------------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .      (3,000,000)         (37,494)        (453,087)
  Venture partner's distribution from venture . . . .           --            (222,720)           --
  Distributions to limited partners . . . . . . . . .           --         (10,964,229)      (9,149,292)
                                                         ------------     ------------     ------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .      (3,000,000)     (11,224,443)      (9,602,379)
                                                         ------------     ------------     ------------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . .         (53,979)      (6,950,934)       3,498,084

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .             2,577,367  9,528,301        6,030,217
                                                         ------------     ------------     ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .    $  2,523,388        2,577,367        9,528,301
                                                         ============     ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                             1999             1998             1997
                                                         ------------     ------------     ------------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . .    $      --             413,886        3,652,067
                                                         ============     ============     ============
  Non-cash investing and financing activities:
    Reduction in investment in unconsolidated venture    $      --               --             400,000
                                                         ============     ============     ============
    Net distributions in excess of recorded
      investment. . . . . . . . . . . . . . . . . . .    $   (661,228)           --               --
                                                         ============     ============     ============

   Activity due to sale of investment properties:
    Reduction of fixed assets, net of accumulated
     depreciation . . . . . . . . . . . . . . . . . .    $      --           9,379,156      225,785,579
    Reduction of working capital. . . . . . . . . . .           --               --           9,495,504
    Reduction of security deposits. . . . . . . . . .           --               --            (158,400)
    Reduction of deferred expenses. . . . . . . . . .           --               --           4,609,869
    Reduction of long-term debt (including
      accrued interest) . . . . . . . . . . . . . . .           --         (56,394,631)    (386,383,929)
    Venture partners' share of gain . . . . . . . . .           --               --          14,492,690
    Gain on sale or disposition of interest in
     investment properties, net of venture
     partners' share. . . . . . . . . . . . . . . . .           --               --          96,019,552
    Extraordinary items . . . . . . . . . . . . . . .           --          47,015,485       55,468,888
                                                         ------------     ------------     ------------
    Cash sales proceeds from sale or disposition
      of investment properties, net of selling
      expenses. . . . . . . . . . . . . . . . . . . .    $      --                  10       19,329,753
                                                         ============     ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                             1999             1998             1997
                                                         ------------     ------------     ------------

    Sale of interest in investment property:
      Gain on sale of interest in investment
        property. . . . . . . . . . . . . . . . . . .    $      --           5,365,511            --
      Basis in investment property. . . . . . . . . .           --            (723,371)           --
                                                         ------------     ------------      -----------
          Cash proceeds from sale of interest
            in investment property. . . . . . . . . .    $      --           4,642,140            --
                                                         ============     ============      ===========

      Gain on sale of securities. . . . . . . . . . .    $    980,945            --               --
      Basis in securities . . . . . . . . . . . . . .       1,559,403            --               --
                                                         ------------     ------------      -----------
          Cash proceeds from sale of securities . . .    $  2,540,348            --               --
                                                         ============     ============      ===========

    Retirement of long-term debt:
      Principal balance due on long-term debt . . . .    $  1,878,800            --               --
      Payment on long-term debt . . . . . . . . . . .      (3,000,000)           --               --
                                                         ------------     ------------      -----------
          Extraordinary item. . . . . . . . . . . . .    $ (1,121,200)           --               --
                                                         ============     ============      ===========

    Net assets and venture partner's
      deficit in venture written off at sale
      of interest in investment property. . . . . . .    $      --             355,705            --
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

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1999, 1998 AND 1997


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an approximate indirect 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owns an indirect approximate 4.9% interest in commercial real estate in New York, New York consisting of the 1290 Avenue of the Americas property. Due to the Restructuring in November 1999, JMB/NYC owns an indirect interest in the Partnership that owns 237 Park Avenue and certain other investments (JMB/NYC's investment is significantly less than 1% of such partnership).

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated ventures - Copley Place Associates ("Copley Place") (sold January 23, 1997); Carrollwood Station Associates, Ltd. ("Carrollwood") (sold March 2, 1998); and Sherry Lane Associates ("Sherry Lane") (sold September 12, 1997) in which the Partnership had certain preferential claims and rights as discussed below. The effect of all transactions between the Partnership and the consolidated ventures has been eliminated.

     The equity method of accounting had been applied with respect to the Partnership's indirect 25% interest in JMB/NYC through Carlyle-XIII Associates, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures or partnership which own the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:


                                                      1999                              1998
                                        ------------------------------    ------------------------------
                                                            TAX BASIS                         TAX BASIS
                                         GAAP BASIS        (UNAUDITED)      GAAP BASIS       (UNAUDITED)
                                        ------------       ----------      -----------       ----------
Total assets. . . . . . . . . . . .     $  2,669,876       42,659,819        4,035,478       44,429,507

Partners' capital accounts
  (deficits):
     General partners . . . . . . .          (33,853)      (4,031,365)        (123,891)      (4,249,821)
     Limited partners . . . . . . .         (284,304)     (48,320,392)      (2,340,037)     (52,962,082)

Net earnings (loss):
     General partners . . . . . . .           90,038          218,456       19,510,562        1,997,992
     Limited partners . . . . . . .        2,055,733        4,641,690       28,258,433       36,094,151

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .             5.63            12.71            77.34            98.79
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less ($2,350,000 and $2,461,590 at December 31, 1999 and 1998,
respectively) as cash equivalents, which includes investments in an institutional mutual fund that holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses were comprised principally of leasing fees which were amortized using the straight-line method over the terms stipulated in the related agreements, and commitment fees which were amortized over the related commitment periods.

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

     The Partnership acquired, either directly or through joint ventures, interests in nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Twenty-one properties have been sold or disposed of by the Partnership as of December 31, 1999.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was adopted by the Partnership in 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized was the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term or the Partnership had concluded that it might have disposed of the property by no longer funding operating deficits or debt service requirements of the property
thus allowing the lender to realize upon its security.   In accordance with
SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value was less than the existing non-recourse debt which was secured by the property.

     The results of operations, net of venture partners' share, for consolidated properties sold or disposed of during the past three years were $0, $(4,688,400) and $(3,727,014), respectively, for the years ended December 31, 1999, 1998 and 1997.

     VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1999 is a party to one operating joint venture agreement (JMB/NYC). Pursuant to such agreement, the Partnership made initial capital contributions of approximately $43,254,393 (before legal and other acquisition costs and its share of operating deficits as discussed below).


INVESTMENT PROPERTIES

     LONG BEACH PLAZA

     The Partnership had not remitted all of the scheduled debt service payments for the mortgage loan secured by the Long Beach Plaza Shopping Center since June 1993. The mortgage lender agreed to a short-term loan extension until August 31, 1995. The Partnership was unable to secure a modification or further extension to the loan and decided not to commit any significant additional amounts to the property. In March 1996, a receiver for the property was appointed for the benefit of the lender. On December 31, 1998, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and payment of $10 in cash. The Partnership realized an extraordinary gain on forgiveness of debt from this transaction in 1998 of approximately $47,015,000 for financial reporting purposes. This amount includes the effect of the impairment losses recognized by the Partnership aggregating approximately $17,600,000. In addition, the Partnership recognized a gain of approximately $28,256,000 for Federal income tax purposes, with no corresponding distributable proceeds.

     In December 1999, the Partnership reached an agreement with the seller of the Long Beach investment property for the retirement of the promissory note payable in the amount of $10,000,000, originally due in 2013 and 2014 to the seller in connection with the acquisition of the property by the Partnership in 1983. The terms of the agreement provided for full satisfaction of the loan in exchange for a payment of $3,000,000. On December 22, 1999, the Partnership remitted this payment to the seller and received a full release of all obligations related to the loan. In 1984, the Partnership purchased certain government securities to help offset the $10,000,000 obligation due in 2013 and 2014. The Partnership sold these marketable securities (with a market value of approximately $2,535,000 and a carrying value of $1,559,000) and used the proceeds to make the payment, with the remainder of approximately $465,000 funded from available cash held by the Partnership. As a result of these transactions, the Partnership recognized income of approximately $3,000,000 for federal income tax purposes. Additionally, the Partnership recognized a gain from the sale of securities of approximately $980,000 and an extraordinary loss from extinguishment of debt of approximately $1,100,000 for financial reporting purposes in 1999.

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

     The Partnership's outstanding obligations on the purchase price note (the "Note") and for principal and interest on certain loans (the "Deficit Loans") made by the joint venture partner to pay for operating deficits (as defined), and the projected continuing accruals of additional interest on such amounts made it unlikely that the Partnership's interest in Copley Place Associates would ever be sold for an amount which would result in any net proceeds to the Partnership. In order to provide the Partnership with incentive to consummate the sale of its interest, the joint venture partner, the holder of the Note and the Partnership executed an agreement whereby the net proceeds were distributed in a manner which permitted the Partnership to satisfy its obligations relative to the Note and the Deficit Loans and still realize some modest cash proceeds. In addition, the holder of the Note agreed on a discounted payoff of the Note. In general, the Partnership received $43,900,000 of sale proceeds, of which $34,000,000 was remitted to the holder of the Note as payment in full satisfaction of the Note. As a result, the Partnership was relieved of an approximately
$55,000,000 obligation.   The Partnership's obligation under the Deficit
Loans were next satisfied in full out of the Partnership's remaining sale proceeds. After the repayment of the Note and Deficit Loans, as discussed above, the Partnership's remaining net proceeds amounted to approximately $929,000, all of which was received in cash at closing.

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

     JMB/NYC

     JMB/NYC is a limited partnership among Carlyle-XIII Associates, L.P., and its affiliates Carlyle-XIV Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 25% shareholder of Carlyle Managers, Inc. The Partnership currently holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 25% shareholder. The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties (collectively, the "Properties") were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the two properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the non-recourse purchase money note made by JMB/NYC for its interests in the Properties, which is secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $133,148,000, at December 31, 1999, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, for the reasons discussed below, it was unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, the maximum potential obligation has been reduced to $14,285,000 and a portion of the collateral was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement (as amended in connection with the Restructuring discussed below) generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase rights by the REIT affiliate discussed below or a sale or certain other transactions involving direct or indirect interest in 1290 Avenue of the Americas unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.
Therefore, the Partnership expects its share of the remaining collateral to be returned (including interest earned) after the termination of the indemnification agreement.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     Although under the terms of the Restructuring Agreement JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January
2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the Partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 1999, was approximately $133,148,000.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners).

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by the limited partners. It is expected that the limited partners will repay the Partnership's $105,000 advance in 2000.

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities currently held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations of the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by JMB/NYC to the Partnership at any time due to, among other things, the level of indebtedness remaining on the 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, and the significant preference levels to other partners within the 1290 Partnership.

     ORCHARD ASSOCIATES

     The Partnership's interest in Old Orchard Shopping Center (through Orchard Associates and Old Orchard Urban Venture ("OOUV")) was sold in September 1993.

     In 1998, the Partnership received income of approximately $186,000 related to a sale of stock received in the settlement of claims against a former tenant in bankruptcy (prior to the sale of the Partnership's interest in 1993). The Partnership retained these funds for working capital purposes.

     SHERRY LANE PLACE OFFICE BUILDING

     The Partnership had committed to a plan to sell or dispose of Sherry Lane Place office building, and accordingly, as of December 31, 1996, the Partnership classified this property as held for sale or disposition. The property was not subject to continued depreciation after such date.

     On September 12, 1997, the Partnership, through Sherry Lane Associates, sold the Sherry Lane Place Office Building to an unaffiliated third party for $44,000,000 (before selling costs and prorations) all of which was paid in cash at closing. After repayment of the mortgage notes securing the property (approximately $41,171,000, including contingent interest (as defined)), the Partnership realized net proceeds of approximately $2,653,000. The sale resulted in a gain of approximately $18,300,000 to the Partnership in 1997 for financial reporting purposes. The Partnership recognized a gain of approximately $29,600,000 for Federal income tax purposes in 1997. Pursuant to the Sherry Lane Associates venture agreement, substantially all of the net proceeds from the sale were distributed to the Partnership. In connection with the sale of this property and as is customary in such transactions, Sherry Lane Associates agreed to certain representations and warranties, with a stipulated survival period which expired December 15, 1997 with no liability to the Partnership.

     CARROLLWOOD STATION APARTMENTS

     The joint venture committed to a plan to sell or dispose of Carrollwood Station Apartments. Accordingly, as of December 31, 1996, the joint venture classified this property as held for sale or disposition. The property was not subject to continued depreciation after such date.

     In December 1997, the Partnership, on behalf of the joint venture, entered into a contract with an unaffiliated third party to sell the property. Pursuant to the joint venture agreement, the unaffiliated venture partner held the right of first refusal to purchase the Partnership's interest in the joint venture in the event the Partnership secured a buyer for the property. On March 2, 1998, the unaffiliated venture partner purchased the Partnership's interest in the joint venture for $4,642,140, which approximated the share of proceeds that the Partnership would have received from a sale of the property to the proposed purchaser of the property. As of the date of the sale, the Partnership was relieved from any further obligations under the joint venture agreement. The Partnership recognized a gain of approximately $5,366,000 for financial reporting purposes and a gain of approximately $8,501,000 for Federal income tax purposes in 1998.

     MICHAEL'S (MARSHALL'S) AURORA PLAZA

     As of December 31, 1996, the Partnership committed to a plan to sell or dispose of Michael's Aurora Plaza. Accordingly, the Partnership classified this property as held for sale or disposition. The property was not subject to continued depreciation after such date.

     In August 1997, the Partnership entered into a contract to sell the property to an unaffiliated third party buyer. Pursuant to the contract, on October 15, 1997, the Partnership sold the land and related improvements of the Michael's Aurora Plaza. The sale price was $6,885,000, all of which was paid in cash at closing (net of selling costs). The Partnership used a substantial portion of the proceeds to repay the existing mortgage note of approximately $5,045,000, and the Partnership realized net proceeds of approximately $1,600,000. The sale resulted in a gain in 1997 to the Partnership of approximately $819,000 for financial reporting purposes and approximately $4,176,000 for Federal income tax purposes. In addition, in connection with the sale of this property and as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired June 15, 1998, with no liability to the Partnership.

     FIRST TENNESSEE PLAZA (PLAZA TOWER)

     As of December 31, 1996, the Partnership committed to a plan to sell or dispose of First Tennessee Plaza office building. Accordingly, the Partnership classified this property as held for sale or disposition. The property was not subject to continued depreciation after such date.

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

The sale of this Parcel resulted in a gain for financial reporting and Federal income tax purposes of approximately $542,000 in 1997.

LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1999 and 1998:

                                               1999          1998
                                           -----------    -----------
Other loans:
 Long Beach Plaza Shopping Center,
  non-interest bearing promissory
  note to original seller, (net of
  $8,332,660 unamortized discount
  at 12% at December 31, 1998)
  due 2014, retired in 1999 . . . . . .   $     --         1,667,340
                                          -----------    -----------
      Total debt. . . . . . . . . . . .         --         1,667,340
      Less current portion
        of long-term debt . . . . . . .         --             --
                                          -----------    -----------
          Total long-term debt. . . . .   $     --         1,667,340
                                          ===========    ===========

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale of investment properties are allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital account deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties. In accordance with clause (iii) of such provision, the General Partners were allocated an additional $19,171,233 of gain for financial reporting purposes for the years ended December 31, 1998. Additionally, the General Partners were allocated $53,177 and $1,577,028 of additional gain for Federal income tax purposes for the years ended December 31, 1999 and 1998, respectively. Losses from the sale of properties are allocated 1% to the General Partners. The remaining profits and losses are allocated to the Holders of Interests.

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

MANAGEMENT AGREEMENTS

     The Partnership had entered into agreements for the operation and management of the investment properties. Such agreements are summarized as follows:

     The Partnership entered into an agreement with an affiliate of the seller for the operation and management of Michael's Aurora Plaza (prior to its sale in October 1997) for a management fee calculated at a percentage of certain types of cash income from the property.

     The Long Beach Plaza in Long Beach, California (prior to its disposition in December 1998), First Tennessee Plaza (Plaza Tower) office building in Knoxville, Tennessee (prior to its sale in September 1997) and Sherry Lane Place office building in Dallas, Texas (prior to its sale in September 1997) were managed by an affiliate of the Corporate General Partner until December 1994 for a fee equal to a percentage of defined gross income from the property. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Plaza Tower office building and the Sherry Lane office building through the respective dates of their sale on the same terms that existed prior to the assignment of the management contracts.

     LEASE - AS PROPERTY LESSEE

     The following lease agreement had been determined to be an operating lease:

     Prior to the disposition of the Long Beach property, the Partnership owned the leasehold rights to the parking structure adjacent to the shopping center. The lease had an initial term of 50 years which commenced in 1981 with one 49-year renewal option exercisable by a local municipal authority. The lease provided for annual rental of $745,000, which was subject to decrease based on formulas which related to the amount of real estate taxes assessed against the shopping center and the parking structure. The rental expense for 1998 and 1997 under the above operating lease was $547,371 and $533,181, respectively, and consisted exclusively of minimum rent. Such lease was assigned to an unaffiliated third party in connection with the disposition of the property.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                             UNPAID AT
                                                            DECEMBER 31,
                               1999      1998       1997       1999
                             -------    -------    -------  ------------
Property management
 and leasing fees . . . . .  $  --      121,522     89,060       --
Insurance commissions . . .    1,248     28,795     70,890       --
Reimbursement (at cost)
 for accounting services. .      232     16,155     36,297         46
Reimbursement (at cost)
 for portfolio manage-
 melt services. . . . . . .   33,650     88,318     43,856      7,157
Reimbursement (at cost)
 for legal services . . . .   16,817     10,866     18,423      4,777
Reimbursement (at cost)
 for administrative
 charges and other out-
 of-pocket expenses . . . .     --          115        164       --
                             -------    -------    -------     ------
                             $51,947    265,771    258,690     11,980
                             =======    =======    =======     ======

     In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners. All subsequent property management fees and leasing fees were paid currently.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $670,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying 1999 balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 1999 and 1998.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of ABPP Associates, L.P. are generally current or former officers and directors of JMB and their affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distributions of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Corporate General Partner of the Partnership are as follows:

                                                          SERVED IN
NAME                       OFFICE                         OFFICE SINCE
----                       ------                         ------------
Judd D. Malkin             Chairman                       5/03/71
                           Director                       5/03/71
                           Chief Financial Officer        2/22/96
Neil G. Bluhm              President                      5/03/71
                           Director                       5/03/71
Burton E. Glazov           Director                       7/01/71
Stuart C. Nathan           Executive Vice President       5/08/79
                           Director                       3/14/73
A. Lee Sacks               Director                       5/09/88
John G. Schreiber          Director                       3/14/73
H. Rigel Barber            Chief Executive Officer        8/01/93
                           Executive Vice President       1/02/87
Gary Nickele               Executive Vice President       1/01/92
                           General Counsel                2/27/84
Gailen J. Hull             Senior Vice President          6/01/88

Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 6, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 62) is Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC. He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) is Executive Vice President of Carlyle Managers, Inc. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) is the director and President of Carlyle Managers, Inc. Mr. Nathan has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc. a company engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a director of a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates, and a trustee of Amli Residential Properties Trust. Mr. Schreiber holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) is Vice President of Carlyle Managers, Inc. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) is Vice President and General Counsel of Carlyle Managers, Inc. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 1999, the General Partners received no distributions and the Corporate General Partner received no management fee. The General Partners received an additional share of Partnership gains for Federal income tax purposes aggregating $53,253 in 1999. Such allocation of income reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts upon termination of the Partnership.

     If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interest have not received a certain specified amount of net sale or refinancing proceeds, the General Partners will be required to return the net sale or refinancing proceeds received by them, $123,891 as of the date of this report. The Holders of Interests are not expected to receive the specified amount of net sale or refinancing proceeds. Accordingly, the General Partners will be required to return the $123,891 of sale or refinancing proceeds prior to termination of the Partnership.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the Notes, which may involve conflicts of interest for the General Partners or their affiliates. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 1999 aggregating $1,248 for providing professional liability insurance for the Partnership, all of which was paid at December 31, 1999. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 1999, the Corporate General Partner of the Partnership or its affiliates were due no reimbursement for such out-of-pocket expenses. The General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 1999 were $33,650, $16,817 and $232, respectively, of which $11,980 was unpaid at December 31, 1999.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $670,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying 1999 balance sheet.

     In addition to the Partnership, JMB was a 20% shareholder in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. and had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In June 1999, the shareholdings of JMB in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. were redeemed and the obligation of JMB to fund additional paid-in capital (totaling approximately $632,000 at June 15, 1999) was fully retired.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner, its executive officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:


                          NAME OF                            AMOUNT AND NATURE
                         BENEFICIAL                             OF BENEFICIAL                     PERCENT
TITLE OF CLASS             OWNER                                 OWNERSHIP                        OF CLASS
--------------           ----------                          -----------------                    --------
Limited Partnership
 Interests               JMB Realty Corporation              5 Interests directly (1)             Less than 1%

Limited Partnership
 Interests               Corporate General                   59.99897 Interests                   Less than 1%
                         Partner, its executive              directly (1)(2)
                         officers and directors
                         and the Associate General
                         Partner as a group

     (1)  Includes 5 Interests owned by JMB Realty Corporation, for which it is deemed to have sole voting and investment power.

     (2)  Includes 54.99897 Interests owned by certain executive officers for which each such officer has sole investment and voting power as to such Interests so owned.

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

                 10-H.   Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

                 10-I.   Consent of Director of Carlyle-XIV Managers, Inc.
(known as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

                 10-J.   Consent of Director of Carlyle-XIII, Managers,
Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

                 10-K.   Allonge to demand note between Carlyle Real
Estate Limited Partnership - XIII and Carlyle Managers, Inc. dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

                 10-L.   Allonge to demand note between Carlyle Real
Estate Limited Partnership - XIII and Carlyle Investors, Inc., dated October 31, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

                 10-M.   Indemnification agreement between Property
Partners, L.P., Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. dated as of October 10, 1996 is hereby incorporated by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

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

                 10-P    Purchase Agreement and amendments thereto between
Sherry Lane Associates and Cottonwood Realty Services, L.L.C. dated July 7, 1997 is incorporated herein by reference to the Partnership's Report for September 12, 1997 on Form8-K (file No. 0-12791) dated September 26, 1997.

                 10-Q    Purchase Agreement and amendments thereto between
Carlyle Real Estate Limited Partnership - XIII and Parkway Properties, L.P. dated August 20, 1997 is incorporated herein by reference to the Partnership's Report for September 19, 1997 on Form 8-K (File No. 0-12791) dated October 3, 1997.

                 10-R    Purchase Agreement and Joint Escrow Instructions
between Carlyle Real Estate Limited Partnership - XIII and GDA Real Estate Services, Inc. dated August 4, 1997 is incorporated herein by reference to the Partnership's Report for October 15, 1997 on Form 8-K (File No. 0-12791) dated October 30, 1997.

                 10-S    Letter agreement related to the Purchase
Agreement between Carlyle Real Estate Limited Partnership - XIII and GDA Real Estate Services, Inc. dated September 3, 1997 is incorporated herein by reference to the Partnership's Report for October 15, 1997 on Form 8-K (File No. 0-12791) dated October 30, 1997.

                 10-T    Assignment of Limited Partnership Interest by
Carlyle Real Estate Limited Partnership - XIII dated March 2, 1998 is incorporated herein by reference to the Partnership's Report for March 2, 1998 on Form 8-K (File No. 0-12791) dated March 16, 1998.

                 10-U    Conveyance and Settlement Agreement between RVM
Long Beach Plaza LLC and Carlyle Real Estate Partnership - XIII dated December 15, 1998 is incorporated herein by reference to the Partnership's Report for December 31, 1998 on Form 8-K (File No. 0-12791) dated January 12, 1999.

                 10-V    Loan Pay-Off Agreement between Trizechahn
Developments Inc. and Carlyle Real Estate limited Partnership - XIII dated December 13, 1999 is hereby filed herewith.

                 10-W.   Restructuring Agreement related to 237/1290 Upper
Tier Associates, L.P. dated October 27, 1999 is filed herewith.

                 10-X.   Contribution Agreement between 237/120 Upper Tier
Associates, L.P. and Oak Hill Strategic Partners, L.P. is filed herewith.

                 10-Y.   Amendment and Release Agreement by and among
Metropolis Realty Trust, Inc. Property Partners, L.P., Carlyle Associates-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. is filed herewith.

                 10-Z.   Third Amended and Restated Partnership Agreement
of 237/1290 Upper Tier Associates, L.P. by and between 237/1290 Upper Tier GP Corp. Carlyle Managers, Inc., a JMB/NYC Office Building Associates, L.P. dated November 19, 1999 is filed herewith.

                 10-AA. Intercreditor Agreement among Michigan Avenue L.L.C., Carlyle-XIII Associates, L.P. Carlyle-XIV Associates, L.P. and Property Partners, L.P. dated November 19, 1999 is filed herewith.

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

     No annual report or proxy material for the fiscal year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 24, 2000

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 24, 2000

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 24, 2000


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 24, 2000

                 By:     A. LEE SACKS*
                         A. Lee Sacks, Director
                 Date:   March 24, 2000

                 By:     STUART C. NATHAN*
                         Stuart C. Nathan, Executive Vice President
                           and Director
                 Date:   March 24, 2000


                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 24, 2000

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

10-A.      Agreement of Limited Partnership of
           Carlyle-XIII Associates L.P.                  Yes

10-B.      Second Amended and Restated Articles
           of Partnership of JMB/NYC Office
           Building Associates, L.P.                     Yes

10-C.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIV
           Managers, Inc.                                Yes

10-D.      Amended and Restated Certificate
           of Incorporation of Carlyle-XIII
           Managers, Inc.                                Yes

10-E.      $600,000 demand note between
           Carlyle-XIII Associates, Ltd. and
           Carlyle Managers, Inc.                        Yes

10-F.      $600,000 demand note between
           Carlyle-XIII Associates, Ltd. and
           Carlyle Investors, Inc.                       Yes

10-G.      Amendment No. 1 to Carlyle-XIII
           Associates                                    Yes

10-H.      Amendment No. 1 to JMB/NYC Office
           Building Associates, L.P.                     Yes

10-I.      Consent of Director of Carlyle-XIV
           Managers, Inc. (known as Carlyle
           Managers, Inc.) dated October 31,
           1996                                          Yes

10-J.      Consent of Director of Carlyle-XIII,
           Managers, Inc. (known as Carlyle
           Investors, Inc.) dated October 31,
           1996                                          Yes

10-K.      Allonge to demand note between
           Carlyle Real Estate Limited
           Partnership-XIII and Carlyle
           Managers, Inc. dated October 31,
           1996                                          Yes

10-L.      Allonge to demand note between
           Carlyle Real Estate Limited
           Partnership-XIII and Carlyle
           Investors, Inc., dated
           October 31, 1996                              Yes

                                                     Document
                                                   Incorporated
                                                   By Reference    Page
                                                   ------------    ----

10-M.      Indemnification agreement between
           Property Partners, L.P., Carlyle-XIII
           Associates, L.P. and Carlyle-XIV
           Associates, L.P. dated as of
           October 10, 1996                                 Yes

10-N.      Agreement of Limited Partnership of
           237/1290 Lower Tier Associates, L.P.
           dated as of October 10, 1996                     Yes

10-0.      Amended and Restated Limited
           Partnership of 237/1290 Upper
           Tier Associates, L.P. dated
           as of October 10, 1996                           Yes

10-P.      Purchase Agreement and amendments
           thereto between Sherry Lane
           Associates and Cottonwood Realty
           Services, L.L.C. dated as of
           July 7, 1997                                     Yes

10-Q.      Purchase Agreement and amendments
           thereto between Carlyle Real Estate
           Limited Partnership - XIII and
           Parkway Properties, L.P. dated
           as of August 20, 1997                            Yes

10-R.      Purchase Agreement and Joint Escrow
           Instructions between Carlyle Real
           Estate Limited Partnership - XIII and
           GDA Real Estate Services, Inc. dated
           August 4, 1997                                   Yes

10-S.      Letter of Agreement related to the
           Purchase Agreement between Carlyle
           Real Estate Limited Partnership - XIII
           and GDA Real Estate Services, Inc.
           dated September 3, 1997                          Yes

10-T.      Assignment of Limited Partnership
           Interest by Carlyle Real Estate
           Limited Partnership - XIII dated
           March 2, 1998                                    Yes

10-U.      Conveyance and Settlement Agreement
           between RVM Long Beach Plaza LLC
           and Carlyle Real Estate Partnership -
           XIII dated December 15, 1998                     Yes

10-V.      Loan Pay-Off Agreement between
           Trizechahn Developments, Inc. and
           Carlyle Real Estate Partnership - XIII
           dated December 13, 1999                          No

10-W.      Restructuring Agreement related to
           237/1290 Upper Tier Associates, L.P.
           dated October 27, 1999                           No

10-X.      Contribution Agreement between
           237/120 Upper Tier Associates, L.P.
           and Oak Hill Strategic Partners, L.P.            No

                                                     DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE     PAGE
                                                  -------------    ----
10-Y.      Amendment and Release Agreement by
           and among Metropolis Realty Trust, Inc.
           Property Partners, L.P., Carlyle
           Associates-XIII Associates, L.P. and
           Carlyle-XIV Associates, L.P.                     No

10-Z.      Third Amended and Restated Partnership
           Agreement of 237/1290 Upper Tier
           Associates, L.P. by and between
           237/1290 Upper Tier GP Corp. Carlyle
           Managers, Inc., a JMB/NYC Office
           Building Associates, L.P. dated
           November 19, 1999                                No

10-AA.     Intercreditor Agreement among
           Michigan Avenue L.L.C., Carlyle-XIII
           Associates, L.P. Carlyle-XIV Associates,
           L.P. and Property Partners, L.P.
           dated November 19, 1999                          No

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