Form 10-Q
period 2000-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2000-05-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                                   Commission file #0-12791




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    11



PART II    OTHER INFORMATION


Item 5.    Other Information . . . . . . . . . . . . . . . . . .    14

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2000 AND DECEMBER 31, 1999
                                (UNAUDITED)

                                  ASSETS
                                  ------
                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                            -----------      -----------
Current assets:
  Cash and cash equivalents. . . . . .      $ 2,495,625        2,523,388
  Rents and other receivables. . . . .           24,013           41,300
                                            -----------     ------------
        Total current assets . . . . .        2,519,638        2,564,688
                                            -----------     ------------
Other assets . . . . . . . . . . . . .          105,188          105,188
                                            -----------     ------------
                                            $ 2,624,826        2,669,876
                                            ===========     ============

           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .      $   157,851          100,988
                                            -----------     ------------
        Total current liabilities. . .          157,851          100,988

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . .        2,203,450        2,225,817
Distributions received in excess
 of recorded investment. . . . . . . .          661,228          661,228
                                            -----------     ------------
Commitments and contingencies

        Total liabilities. . . . . . .        3,022,529        2,988,033

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (losses) .        1,111,932        1,115,114
    Cumulative cash distributions. . .       (1,149,967)      (1,149,967)
                                            -----------     ------------
                                                (37,035)         (33,853)
                                            -----------     ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .      326,224,167      326,224,167
    Cumulative net earnings (losses) .     (265,512,897)    (265,436,533)
    Cumulative cash distributions. . .      (61,071,938)     (61,071,938)
                                            -----------     ------------
                                               (360,668)        (284,304)
                                            -----------     ------------
        Total partners' deficits . . .         (397,703)        (318,157)
                                            -----------     ------------
                                            $ 2,624,826        2,669,876
                                            ===========     ============

       See accompanying notes to consolidated financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)



                                               2000            1999
                                            ----------     -----------

Income:
  Interest income. . . . . . . . . . .      $   30,167          68,998
  Other income . . . . . . . . . . . .           --              2,164
                                            ----------      ----------
                                                30,167          71,162
                                            ----------      ----------
Expenses:
  Mortgage and other interest. . . . .           --             59,662
  Professional services. . . . . . . .          41,368         108,163
  General and administrative . . . . .          90,712         104,957
                                            ----------      ----------
                                               132,080         272,782
                                            ----------      ----------
                                              (101,913)       (201,620)
Partnership's share of the
  reduction of the maximum
  unfunded obligation under
  the indemnification agreement. . . .          22,367          33,563
                                            ----------      ----------
        Net earnings (loss). . . . . .      $  (79,546)       (168,057)
                                            ==========      ==========
        Net earnings (loss) per
         limited partnership
         interest. . . . . . . . . . .      $     (.21)           (.44)
                                            ==========      ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . .      $    --              --
                                            ==========      ==========

























       See accompanying notes to consolidated financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)



                                               2000            1999
                                           -----------     -----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .     $   (79,546)       (168,057)
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of discount on
      long-term debt . . . . . . . . .           --             50,522
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      the indemnification agreement. .         (22,367)        (33,563)
  Changes in:
    Rents and other receivables. . . .          17,287         (44,373)
    Accounts payable . . . . . . . . .          56,863          98,166
                                            ----------     -----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . .         (27,763)        (97,305)
                                            ----------     -----------
        Net increase (decrease)
          in cash and cash
          equivalents. . . . . . . . .         (27,763)        (97,305)
        Cash and cash equivalents,
          beginning of year. . . . . .       2,523,388       2,577,367
                                            ----------     -----------
        Cash and cash equivalents,
          end of period. . . . . . . .      $2,495,625       2,480,062
                                            ==========     ===========

Supplemental disclosure of
 cash flow information:

  Non-cash investing and financing
    activities . . . . . . . . . . . .      $    --              --
                                            ==========    ============




















       See accompanying notes to consolidated financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2000 AND 1999

                                (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report on Form 10-K (File No. 0-12791) filed on March 22, 2000, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1999 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the three months ended
March 31, 2000 and 1999 were as follows:

                                                              Unpaid at
                                                              March 31,
                                            2000      1999      2000
                                          -------    ------   ----------

Insurance commissions. . . . . . . . .      1,697     1,248      1,697
Reimbursement (at cost) for out-
 of-pocket salary and salary-
 related expenses. . . . . . . . . . .     11,760     4,943      1,480
                                          -------    ------     ------
                                          $13,457     6,191      3,177
                                          =======    ======     ======

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $670,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying balance sheets.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (collectively, the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $137,452,000, at March 31, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     During 1996, as a result of the adoption of the Plan, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned the Properties and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures or partnership which own the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

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

     The provisions of the indemnification agreement (as amended in connection with the Restructuring discussed below) generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase rights by the REIT affiliate discussed above or a sale or certain other transactions involving a direct or indirect interest in 1290 Avenue of the Americas unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.

Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) after the termination of the indemnification agreement.

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that they do not intend to sell the 1290 Avenues of the America's property prior to March 2001 and that they do intend to purchase JMB/NYC's indirect interest in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2000, was approximately $137,452,000.

     In December 1999, the Partnership and the other Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Also in December 1999, JMB/NYC received refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. It is expected that the limited partners will repay the Partnership's $105,000 advance in 2000.

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

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by JMB/NYC to the Partnership at any time due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, and the significant preference levels to other partners within the 1290 Partnership.

     LONG BEACH PLAZA

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


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1999 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,490,000. These funds are available for working capital requirements and reserves and potential future distributions to the General Partners and Holders of Interests.

     The Partnership had suspended operating cash distributions to the Holders of Interests and General Partners effective as of the first quarter of 1992.

     The Partnership does not consider its indirect interest in JMB/NYC to be a significant source of liquidity. However, in the fourth quarter of 1999, the Partnership received approximately $1,027,000, which represented a partial return of its share of the funds held in escrow (including interest earned) as collateral under the indemnification agreement as discussed below. The Partnership expects to receive the remainder of its share of the funds held in escrow (including accrued interest) after termination of such indemnification agreement. Reference is made to the Partnership's property-specific discussion of JMB/NYC in the Notes.


     In November 1999, a transaction (the "Restructuring") closed, pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Restructuring, by itself, of JMB/NYC's indirect interest in 237 Park did not result in the Partnership (or the Holders of Interests) recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that they do not intend to sell the 1290 Avenues of the America's property prior to March 2001 and that they do intend to purchase JMB/NYC's indirect interest in March 2001.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2000, was approximately $137,452,000.

     In December 1999, the Partnership and the other Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Also in December 1999, JMB/NYC received refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. It is expected that the limited partners will repay the Partnership's $105,000 advance in 2000.

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

     Due, among other things, to the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC and the significant preference levels to other partners within the 1290 Partnership, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC or be able to make any significant distributions to the Holders of Interests. However, in connection with sales or other dispositions of 1290 Avenue of the Americas or 237 Park Avenue or of the Partnership's (or JMB/NYC's) interest in those properties, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

RESULTS OF OPERATIONS

     The increase in accounts payable at March 31, 2000 as compared to December 31, 1999 is primarily due to the timing of payments for certain expenses of the Partnership.

     The decrease in interest income and the decrease in mortgage and other interest for the three months ended March 31, 2000 as compared to the same periods in 1999 is primarily due to the sale of certain government securities in December 1999. The proceeds from such sale were used to retire the note payable to the seller of the Long Beach investment property to the Partnership in December 1999. Reference is made to the Notes for a description of such transaction.

     The decrease in professional services and the decrease in general and administrative expenses for the three months ended March 31, 2000 as compared to the same period in 1999 is primarily due to cost savings resulting from fewer properties owned by the Partnership.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION
                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 2000.

                                                     1999                                  2000
                                      -------------------------------------     ------------------------------
                                       At         At         At         At       At       At       At      At
                                      3/31       6/30       9/30      12/31     3/31     6/30     9/30   12/31
                                      ----       ----       ----      -----     ----     ----    -----   -----

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




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        3-A.    Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus is incorporated by reference to
Exhibit 3 to the Partnership's Report for the year ended December 31, 1992, on Form 10-K (File No. 0-12791) dated March 30, 1993.

        3-B.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-12791) dated November 8, 1996.

        27.     Financial Data Schedule


     (b) No reports on Form 8-K were filed during the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                      Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  May 12, 2000