Form 10-Q
period 2000-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2000-08-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
June 30, 2000                                    Commission file #0-12791




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

                        CONSOLIDATED BALANCE SHEETS
                    JUNE 30, 2000 AND DECEMBER 31, 1999
                                (UNAUDITED)

                                  ASSETS
                                  ------
                                              JUNE 30,       DECEMBER 31,
                                               2000             1999
                                            -----------      -----------
Current assets:
  Cash and cash equivalents. . . . . .      $ 2,275,813        2,523,388
  Other receivables. . . . . . . . . .           27,441           41,300
                                            -----------     ------------
        Total current assets . . . . .        2,303,254        2,564,688
                                            -----------     ------------
Other assets . . . . . . . . . . . . .          105,188          105,188
                                            -----------     ------------
                                            $ 2,408,442        2,669,876
                                            ===========     ============

           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .      $    89,831          100,988
                                            -----------     ------------
        Total current liabilities. . .           89,831          100,988

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . .        2,181,083        2,225,817
Distributions received in excess
 of recorded investment. . . . . . . .          661,228          661,228
                                            -----------     ------------
Commitments and contingencies

        Total liabilities. . . . . . .        2,932,142        2,988,033

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (losses) .        1,106,892        1,115,114
    Cumulative cash distributions. . .       (1,149,967)      (1,149,967)
                                            -----------     ------------
                                                (42,075)         (33,853)
                                            -----------     ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .      326,224,167      326,224,167
    Cumulative net earnings (losses) .     (265,633,854)    (265,436,533)
    Cumulative cash distributions. . .      (61,071,938)     (61,071,938)
                                            -----------     ------------
                                               (481,625)        (284,304)
                                            -----------     ------------
        Total partners' deficits . . .         (523,700)        (318,157)
                                            -----------     ------------
                                            $ 2,408,442        2,669,876
                                            ===========     ============

       See accompanying notes to consolidated financial statements.

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                    (UNAUDITED)
                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------
Income:
  Interest income. . . . . . . . . . . . . . . . .     $   37,508         67,698         67,675        136,696
  Other income . . . . . . . . . . . . . . . . . .          --             --             --             2,164
                                                       ----------     ----------     ----------     ----------
                                                           37,508         67,698         67,675        138,860
                                                       ----------     ----------     ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . .          --            60,285          --           119,947
  Professional services. . . . . . . . . . . . . .         41,117          9,803         82,485        117,966
  General and administrative . . . . . . . . . . .        144,755         81,735        235,467        186,692
                                                       ----------     ----------     ----------     ----------
                                                          185,872        151,823        317,952        424,605
                                                       ----------     ----------     ----------     ----------
                                                         (148,364)       (84,125)      (250,277)      (285,745)
Partnership's share of the
  reduction of the maximum
  unfunded obligation under
  the indemnification agreement. . . . . . . . . .         22,367         33,563         44,734         67,126
                                                       ----------     ----------     ----------     ----------
        Net earnings (loss). . . . . . . . . . . .     $ (125,997)       (50,562)      (205,543)      (218,619)
                                                       ==========     ==========     ==========     ==========
        Net earnings (loss) per
         limited partnership
         interest. . . . . . . . . . . . . . . . .     $     (.33)          (.13)          (.54)          (.57)
                                                       ==========     ==========     ==========     ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . . .     $    --             --             --             --
                                                       ==========     ==========     ==========     ==========



                           See accompanying notes to consolidated financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (UNAUDITED)



                                               2000            1999
                                            ----------      ----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .      $ (205,543)       (218,619)
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of discount on
      long-term debt . . . . . . . . .           --            102,575
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      the indemnification agreement. .         (44,734)        (67,126)
  Changes in:
    Rents and other receivables. . . .          13,859         (87,826)
    Accounts payable . . . . . . . . .         (11,157)        (19,639)
                                            ----------      ----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . .        (247,575)       (290,635)
                                            ----------      ----------
        Net increase (decrease)
          in cash and cash
          equivalents. . . . . . . . .        (247,575)       (290,635)
        Cash and cash equivalents,
          beginning of year. . . . . .       2,523,388       2,577,367
                                            ----------      ----------
        Cash and cash equivalents,
          end of period. . . . . . . .      $2,275,813       2,286,732
                                            ==========      ==========

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . .      $    --              2,000
                                            ==========      ==========
  Net distributions in excess of
    recorded investment. . . . . . . .      $    --           (247,068)
                                            ==========      ==========


















       See accompanying notes to consolidated financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000 AND 1999

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the six months ended June 30, 2000 and 1999 were as follows:

                                                              Unpaid at
                                                               June 30,
                                            2000      1999      2000
                                          -------    ------   ----------

Insurance commissions. . . . . . . . .    $ 1,697     1,248       --
Reimbursement (at cost) for out-
 of-pocket salary and salary-
 related expenses. . . . . . . . . . .     39,473    46,446     14,455
                                          -------    ------     ------
                                          $41,170    47,694     14,455
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

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (collectively, the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $141,865,000, at June 30, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below during 1999, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral was released to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement (as amended in connection with the Restructuring discussed below) generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase rights by the REIT affiliate discussed below or on a sale or certain other transactions involving a direct or indirect interest in 1290 Avenue of the Americas unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.

Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) after the termination of the indemnification agreement.

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of the America's property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2000, was approximately $141,865,000.

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

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations of the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations.

     It currently appears unlikely that any significant distributions will be made by JMB/NYC to the Partnership at any time due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, the significant preference levels to other partners within the 1290 Partnership and the purchase rights with respect to JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership.

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


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1999 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At June 30, 2000, the Partnership had cash and cash equivalents of approximately $2,276,000. These funds are available for working capital requirements and reserves and potential future distributions to the General Partners and Holders of Interests.

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


     In November 1999, a transaction (the "Restructuring") closed, pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of the America's property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2000, was approximately $141,865,000.

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

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners (of which approximately $1,027,000 was distributed to the Partnership). The remaining face amount of the securities will be held as collateral for the indemnification obligations of the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after termination of the indemnification obligations.

     Due, among other things, to the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC and the significant preference levels to other partners within the 1290 Partnership, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC or be able to make any significant distributions to the Holders of Interests. However, in connection with sales or other dispositions of 1290 Avenue of the Americas or 237 Park Avenue or of the Partnership's (or JMB/NYC's) interest in the partnerships owning those properties, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

RESULTS OF OPERATIONS

     The decrease in interest income and the decrease in mortgage and other interest for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is primarily due to the sale of certain government securities in December 1999. The proceeds from such sale were used in December 1999 to retire the note payable to the seller of the Long Beach investment property in December 1999. Reference is made to the Notes for a description of such transaction.

     The increase in professional services for the three months ended June 30, 2000 as compared to the same period in 1999 is primarily due to the timing of recording certain professional fees during 1999.

     The increase in general and administrative expenses for the three and six months ended June 30, 2000 as compared to the same period in 1999 is primarily due to the timing of recording certain costs associated with investor reporting during 1999.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                      Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  August 14, 2000