Form 10-Q
period 2000-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2000-11-13
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2000                               Commission file #0-12791




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

                              BALANCE SHEETS
                 SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                (UNAUDITED)

                                  ASSETS
                                  ------
                                          SEPTEMBER 30,      DECEMBER 31,
                                             2000               1999
                                          -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . .      $ 2,241,174        2,523,388
  Other receivables. . . . . . . . . .           27,596           41,300
                                            -----------     ------------
        Total current assets . . . . .        2,268,770        2,564,688
                                            -----------     ------------
Other assets . . . . . . . . . . . . .          105,188          105,188
                                            -----------     ------------
                                            $ 2,373,958        2,669,876
                                            ===========     ============

           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .      $    86,931          100,988
                                            -----------     ------------
        Total current liabilities. . .           86,931          100,988

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . .        2,158,716        2,225,817
Distributions received in excess
 of recorded investment. . . . . . . .          661,228          661,228
                                            -----------     ------------
Commitments and contingencies

        Total liabilities. . . . . . .        2,906,875        2,988,033

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (losses) .        1,106,524        1,115,114
    Cumulative cash distributions. . .       (1,149,967)      (1,149,967)
                                            -----------     ------------
                                                (42,443)         (33,853)
                                            -----------     ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .      326,224,167      326,224,167
    Cumulative net earnings (losses) .     (265,642,703)    (265,436,533)
    Cumulative cash distributions. . .      (61,071,938)     (61,071,938)
                                            -----------     ------------
                                               (490,474)        (284,304)
                                            -----------     ------------
        Total partners' deficits . . .         (532,917)        (318,157)
                                            -----------     ------------
                                            $ 2,373,958        2,669,876
                                            ===========     ============


              See accompanying notes to financial statements.

                                  CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                              (A LIMITED PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                    (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------
Income:
  Interest income. . . . . . . . . . . . . . . . .     $   35,313         69,104        102,988        205,800
  Other income . . . . . . . . . . . . . . . . . .          --             --             --             2,164
                                                       ----------     ----------     ----------     ----------
                                                           35,313         69,104        102,988        207,964
                                                       ----------     ----------     ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . .         --             57,806          --           177,753
  Professional services. . . . . . . . . . . . . .          1,590            832         84,075        118,798
  General and administrative . . . . . . . . . . .         65,307        129,646        300,774        316,338
                                                       ----------     ----------     ----------     ----------
                                                           66,897        188,284        384,849        612,889
                                                       ----------     ----------     ----------     ----------
                                                          (31,584)      (119,180)      (281,861)      (404,925)
Partnership's share of the
  reduction of the maximum
  unfunded obligation under
  the indemnification agreement. . . . . . . . . .         22,367         33,563         67,101        100,689
                                                       ----------     ----------     ----------     ----------
        Net earnings (loss). . . . . . . . . . . .     $   (9,217)       (85,617)      (214,760)      (304,236)
                                                       ==========     ==========     ==========     ==========
        Net earnings (loss) per
         limited partnership
         interest. . . . . . . . . . . . . . . . .     $     (.02)          (.22)          (.56)          (.80)
                                                       ==========     ==========     ==========     ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . . .     $    --             --             --             --
                                                       ==========     ==========     ==========     ==========



                                  See accompanying notes to financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                         STATEMENTS OF CASH FLOWS

               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (UNAUDITED)



                                               2000            1999
                                            ----------      ----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .      $ (214,760)       (304,236)
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of discount on
      long-term debt . . . . . . . . .           --            156,205
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      the indemnification agreement. .         (67,101)       (100,689)
  Changes in:
    Rents and other receivables. . . .          13,704        (133,017)
    Accounts payable . . . . . . . . .         (14,057)        (19,993)
    Amounts due to affiliates. . . . .           --             11,876
                                            ----------      ----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . .        (282,214)       (389,854)
                                            ----------      ----------
        Net increase (decrease)
          in cash and cash
          equivalents. . . . . . . . .        (282,214)       (389,854)
        Cash and cash equivalents,
          beginning of year. . . . . .       2,523,388       2,577,367
                                            ----------      ----------
        Cash and cash equivalents,
          end of period. . . . . . . .      $2,241,174       2,187,513
                                            ==========      ==========

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . .      $    --              2,000
                                            ==========      ==========

  Net distribution in excess of
    recorded investment. . . . . . . .      $    --           (247,068)
                                            ==========      ==========

















              See accompanying notes to financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2000 AND 1999

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the nine months ended September 30, 2000 and 1999 were as follows:

                                                             Unpaid at
                                                            September 30,
                                         2000      1999         2000
                                       -------    ------    -------------

Insurance commissions. . . . . . . .   $ 1,697    (2,744)        --
Reimbursement (at cost) for
 out-of-pocket salary and salary-
 related expenses. . . . . . . . . .    47,279    67,386        11,555
                                       -------    ------        ------
                                       $48,976    64,642        11,555
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

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (collectively, the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $146,435,000, at September 30, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below during 1999, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral was released to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of the Americas property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2000, was approximately $146,435,000.

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


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments and adjustments to reflect the treatment given certain transactions in the Partnership's 1999 Annual Report) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At September 30, 2000, the Partnership had cash and cash equivalents of approximately $2,241,000. These funds are available for working capital requirements and reserves and potential future distributions to the General Partners and Holders of Interests.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of the Americas property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2000, was approximately $146,435,000.

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

     Due, among other things, to the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, the significant preference levels to other partners within the 1290 Partnership and the purchase rights with respect to JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, it is unlikely that the Partnership will receive any significant distributions from JMB/NYC or be able to make any significant distributions to the Holders of Interests. However, in connection with sales or other dispositions of 1290 Avenue of the Americas and 237 Park Avenue or of the Partnership's (or JMB/NYC's) interests in the 1290 Partnership and the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

RESULTS OF OPERATIONS

     The decrease in interest income and the decrease in mortgage and other interest for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 is primarily due to the sale of certain government securities in December 1999. The proceeds from such sale were used in December 1999 to retire the note payable to the seller of the Long Beach investment property in December 1999. Reference is made to the Notes for a description of such transactions.

     The decrease in general and administrative expenses for the three and nine months ended September 30, 2000 as compared to the same period in 1999 is primarily due to the timing of recording certain costs associated with investor reporting during 1999.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. The lower amounts of such reduction for the three and nine months ended September 30, 2000, compared to the same periods of 1999 are primarily due to the release of a portion of the funds held in escrow in connection with the Restructuring in 1999 and a corresponding reduction in the amount of interest earned on the lower escrow balance during 2000.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                      Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  November 10, 2000