Form 10-K405
period 2000-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2001-04-02
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934



For the fiscal year
ended December 31, 2000               Commission File Number 0-12791



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

                             TABLE OF CONTENTS



                                                           Page
                                                           ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .  10

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .  10

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . .  10


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . . .  11

Item 6.      Selected Financial Data. . . . . . . . . . . .  12

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . .  14

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk. . . . . . . . . . . . . . .  17

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .  18

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . . .  42


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  42

Item 11.     Executive Compensation . . . . . . . . . . . .  45

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  46

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  47


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . .  47


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  51

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. At December 31, 2000, the Partnership, through JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), had indirect interests in partnerships that own 1290 Avenue of the Americas and 237 Park Avenue and a portfolio of other investments. JMB/NYC's interest in 1290 Avenue of the Americas was sold in March 2001, as described below.

     In October 1994, the Affiliated Partners, through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures that owned the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to the 2 Broadway Building was allocated in 1994 to the 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     In 1996, the Affiliated Partners entered into a joint and several obligation to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to approximately $14,300,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released to JMB/NYC. In connection with the purchase of JMB/NYC's indirect interest in The 1290 Partnership (as discussed below), the remaining collateral was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income in the accompanying statements of operations is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, and, in 1999, the agreed upon reduction of the maximum unfunded obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share is approximately $350,000) at closing. Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $1,425,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001, and JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

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

     It is not expected that the Partnership will make any significant distributions to the Holders of Interests. However, in connection with the sale JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or the Partnership's (or JMB/NYC's) interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. If JMB/NYC's indirect interest in the 237 Partnership is sold in 2001, the entire amount of such gain would be recognized in the current year. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership has made the real property investments set forth in the following table:


                                                       SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                       DATE OF     ORIGINAL INVESTED
    AND LOCATION                  SIZE      PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
----------------------        ----------    --------  ----------------------        ---------------------
 1. Copley Place
     multi-use complex
     Boston,
     Massachusetts. . .       1,220,000
                                sq.ft.       9/1/83           1/23/97               fee ownership of improve-
                                n.r.a.                                              ments and leasehold
                                                                                    interest in air rights
                                                                                    (through joint venture
                                                                                    partnership)
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
                                sq.ft.       1/16/84          1/10/94               fee ownership of land and
                                n.r.a.                                              improvements





                                                       SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                       DATE OF     ORIGINAL INVESTED
    AND LOCATION                 SIZE       PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
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
                                n.r.a.                                              improvements
8.  Commercial Union
     Building
     Quincy,
     Massachusetts. . .        172,000
                                sq.ft.       3/12/84          8/15/91               fee ownership of land and
                                n.r.a.                                              improvements
9.  237 Park Avenue
     Building
     New York,
     New York . . . . .       1,140,000
                                sq.ft.       8/14/84          (f) (g)               fee ownership of land and
                                n.r.a.                                              improvements (through joint
                                                                                    venture partnerships)
                                                                                    (b)
10. 1290 Avenue of
     the Americas
     Building
     New York,
     New York . . . . .       2,000,000
                                sq.ft.       7/27/84          3/23/01               fee ownership of land and
                                n.r.a.                          (f)                 improvements (through joint
                                                                                    venture partnerships)
                                                                                    (b)
11. 2 Broadway
     Building
     New York,
     New York . . . . .       1,600,000
                                sq.ft.       8/14/84          9/18/95               fee ownership of land and
                                n.r.a.                                              improvements (through joint
                                                                                    venture partnerships)





                                                       SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                       DATE OF     ORIGINAL INVESTED
    AND LOCATION                 SIZE       PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
----------------------        ----------    --------  ----------------------        ---------------------

12. Long Beach Plaza
     shopping center
     Long Beach,
     California . . . .        559,000
                                sq.ft.       6/22/83         12/31/98               fee ownership of land and
                                g.l.a.                                              improvements and leasehold
                                                                                    interest in the parking
                                                                                    structure (c)(e)
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
                                sq.ft.       4/1/84           8/30/93               fee ownership of land and
                                g.l.a.                                              improvements (through a
                                                                                    joint venture partnership)
15. Heritage Park-II
     Apartments
     Oklahoma City,
     Oklahoma . . . . .        244 units     7/1/83           3/26/92               fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)
16. Quail Place
     Apartments
     Oklahoma City,
     Oklahoma . . . . .        180 units     7/1/83           3/26/92               fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)
17. Lake Point
     Apartments
     Charlotte,
     North Carolina . .        208 units     9/15/83         12/29/89               fee ownership of land and
                                                                                    improvements




                                                       SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 2000,
NAME, TYPE OF PROPERTY                       DATE OF     ORIGINAL INVESTED
    AND LOCATION                 SIZE       PURCHASE  CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
----------------------        ----------    --------  ----------------------        ---------------------

18. Eastridge
     Apartments
     Tucson, Arizona. .        456 units     8/23/83          6/30/94               fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)
19. Rio Cancion
     Apartments
     Tucson, Arizona. .        380 units     8/18/83          3/31/93               fee ownership of land and
                                                                                    improvements
20. Bridgeport
     Apartments
     Irving, Texas. . .        312 units     9/30/83          4/2/92                fee ownership of land and
                                                                                    improvements
21. Carrollwood Station
     Apartments
     Tampa, Florida . .        336 units    12/16/83          3/2/98                fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)
                                                                                    (d)
22. Greenwood Creek II
     Apartments
     Benbrook
     (Fort Worth),
     Texas. . . . . . .        152 units     3/30/84          4/6/93                fee ownership of land and
                                                                                    improvements
23. The Glades
      Apartments
      Jacksonville,
      Florida . . . . .        360 units     10/9/84         11/21/96               fee ownership of land and
                                                                                    improvements (through a
                                                                                    joint venture partnership)






-----------------------

  (a) The computation of this percentage for properties held at December 31, 2000 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

  (c) Reference is made to the Notes for a description of the leasehold interest in the land on which a portion of this real property investment had been situated.

  (d) The Partnership's interest in this property has been sold. Reference is made to the Notes for a description of the sale of such real property investment.

  (e) This property has been disposed of. Reference is made to the Notes for a description of such transaction.

  (f) The original invested capital percentage for the 237 Park Avenue Building and the 1290 Avenue of the Americas Building was 4% and 8%, respectively. Reference is made to the Notes for a description of the reorganization and restructuring of the Partnership's indirect interests in these investment properties.

  (g) As a result of the restructuring that occurred in 1999, the Partnership owns through JMB/NYC an indirect interest in 237 Park Avenue and certain other investments. Reference is made to the Notes for a description of such transaction.




     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     As a result of the restructuring that occurred in 1999, the Partnership owned through JMB/NYC (i) an indirect interest in 1290 Avenue of the Americas, and (ii) an indirect interest in 237 Park Avenue and certain other investments. JMB/NYC's interests in 1290 Avenue of the Americas was sold on March 23, 2001.

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

     There were no matters submitted to a vote of security holders during 1999 and 2000.

                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2000, there were 36,712 record holders of the 351,777.13 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests. The purchase money note issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties requires that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase money note. Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interests.

ITEM 6.  SELECTED FINANCIAL DATA

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                                 DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996

                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                2000           1999          1998           1997          1996
                           -------------  -------------   -----------   ------------  ------------
Total income. . . . . . . . $    137,952        300,152     5,173,967     16,941,329    69,093,943
                            ============   ============  ============   ============  ============
Earnings (loss) before
 gains on sale or disposi-
 tion of securities,
 investment properties
 or interest in invest-
 ment property. . . . . . . $   (291,388)     2,286,026   (4,612,001)     (5,592,268)   42,099,222
Gains (losses) on sale
 or disposition of
 securities, investment
 properties or interest
 in investment property,
 net of venture partners'
 share of $14,492,690
 in 1997 and ($329,169)
 in 1996. . . . . . . . . .        --           980,945     5,365,511     96,019,552     5,484,249
                            ------------   ------------  ------------   ------------  ------------
Earnings (loss) before
 extraordinary items. . . .     (291,388)     3,266,971       753,510     90,427,284    47,583,471
Extraordinary items . . . .        --        (1,121,200)   47,015,485     55,468,888         --
                            ------------   ------------  ------------   ------------  ------------
Net earnings
 (loss) . . . . . . . . . . $   (291,388)     2,145,771    47,768,995    145,896,172    47,583,471
                            ============   ============  ============   ============  ============





                                2000           1999          1998           1997          1996
                           -------------   ------------   -----------   ------------  ------------
Net earnings (loss) per
 Interest (b):
  Earnings (loss) before
   gains (losses) on sale or
   disposition of securities,
   investment properties or
   interest in investment
   property . . . . . . . .  $      (.80)          6.01        (12.12)        (14.67)       110.42
  Gains (losses) on sale
   or disposition of
   securities, investment
   properties or interest
   in investment
   property . . . . . . . .        --              2.66         14.54         259.75         14.83
  Extraordinary items . . .        --             (3.04)        74.92         150.05         --
                            ------------   ------------  ------------   ------------  ------------
  Net earnings (loss) . . . $       (.80)          5.63         77.34         395.13        125.25
                            ============   ============  ============   ============  ============
Total assets. . . . . . . . $  2,295,096      2,669,876     4,035,478     27,600,886   280,595,580
Long-term debt. . . . . . . $      --             --        1,667,340      1,479,679   384,098,834
Cash distributions
 per Interest (b) . . . . . $      --             --            30.00          25.00         --
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

     At December 31, 2000, the Partnership had cash and cash equivalents of approximately $2,162,000. These funds are available for working capital requirements, reserves and contingent liabilities and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership in March 2001. The Partnership expects to receive its share of the proceeds from such sale, as well as its share of the remaining funds held as collateral pursuant to the indemnification.

     The Corporate General Partner has received from a third party a demand letter and notice of planned environmental remedial activities relating to petroleum hydrocarbons that may have leaked from underground storage tanks at the 1001 Fourth Avenue Plaza office building. A joint venture, which had as its partners the Partnership with a 99.9% interest and the Corporate General Partner with a 0.1% interest, had owned the 1001 Fourth Avenue Plaza office building until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993.

At this time, the Partnership does not know if it has any liability for the alleged contamination or the costs of remediation and related expenses and intends to vigorously defend itself. The outcome of such matter may affect the timing of the liquidation of the Partnership. Reference is made to the Notes for a further discussion of such claim.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share is approximately $350,000) at closing. Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $1,425,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring, the maximum potential obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. In connection with the purchase of JMB/NYC's indirect interest in the 1290 Partnership, the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $1,425,000) was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     It is not expected that the Partnership will make any significant distributions to the Holders of Interests. However, in connection with the sale JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or the Partnership's (or JMB/NYC's) interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. If JMB/NYC's indirect interest in the 237 Partnership is sold in 2001, the entire amount of such gain would be recognized in the current year. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     RESULTS OF OPERATIONS

     Significant fluctuations between periods in the accompanying consolidated financial statements are primarily the result of the disposition of Long Beach Plaza in December 1998, and the sale of the Partnership's interest in Carrollwood Station Associates in March 1998. Reference is made to the Notes in the accompanying consolidated financial statements for discussions of such disposition and sale.

     The decrease in interest income and the decrease in mortgage and other interest for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the sale of certain government securities in December 1999. The proceeds from such sale were used in December 1999 to retire the note payable to the seller of the Long Beach investment property in December 1999. Reference is made to the Notes for a description of such transactions. The decrease in interest income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to lower average cash balances available for short term investment as a result of the payments of previously deferred property management and leasing fees and distributions to Holders of Interests of sale proceeds made in 1998.

     The dividend income for the year ended December 31, 1999 is due to dividends paid by Carlyle Investors, Inc. and Carlyle Managers, Inc. to the Partnership (as a shareholder of both corporations) as a result of amounts distributed by JMB/NYC related to the escrow refund discussed above.

     The other income for the year ended December 31, 1998 represents proceeds from the 1998 sale of stock which was received in a settlement of claims against a tenant in bankruptcy. The claim originated from the Partnership's interest in the Old Orchard Venture prior to its being sold in August 1993.

     The decrease in professional services and general and administrative expenses for the years ended December 31, 2000 and 1999 as compared to the year ended December 31, 1998 is primarily due to the Partnership incurring fewer administrative costs due to the sales of the Partnership's investments discussed above.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1999 of $2,809,020 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the Restructuring and interest earned during 1999 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The lower amounts of such reduction for the years ended December 31, 2000 and 1998, compared to the year ended
December 31, 1999 are primarily due to the release of a portion of the funds held in escrow in connection with the Restructuring in 1999 and a corresponding reduction in the amount of interest earned on the lower escrow balance during 2000.

     The gain on sale or disposition of securities or interest in investment property for the year ended December 31, 1999 is due to the sale of securities held by the Partnership. Such gain of $5,365,511 for the year ended December 31, 1998 consists of gain related to the sale of the Partnership's interest in Carrollwood Station Associates.

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

INFLATION

     Due to the low level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                         AND CONSOLIDATED VENTURE


                                   INDEX


Independent Auditors' Report

Consolidated Balance Sheets, December 31, 2000 and 1999

Consolidated Statements of Operations, years ended December 31,
  2000, 1999 and 1998

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows, years ended December 31,
  2000, 1999 and 1998

Notes to Consolidated Financial Statements



SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                       INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII:

     We have audited the consolidated financial statements of Carlyle Real Estate Limited Partnership - XIII, a limited partnership, (the
Partnership), and consolidated venture as listed in the accompanying index.

These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and consolidated venture at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.






                                             KPMG LLP


Chicago, Illinois
March 26, 2001

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 2000 AND 1999

                                                    ASSETS
                                                    ------
                                                                               2000              1999
                                                                           ------------      -----------
 Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $  2,162,172        2,523,388
  Interest, rents and other receivables . . . . . . . . . . . . . . . .          27,736           41,300
                                                                           ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .       2,189,908        2,564,688

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         105,188          105,188
                                                                           ------------     ------------

                                                                           $  2,295,096        2,669,876
                                                                           ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

                                                                               2000              1999
                                                                           ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .    $    107,064          100,988
                                                                           ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .         107,064          100,988

Partnership's share of the maximum unfunded
  obligation under the indemnification agreement. . . . . . . . . . . .       2,136,349        2,225,817
Distribution received in excess of recorded investment. . . . . . . . .         661,228          661,228
                                                                           ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       2,904,641        2,988,033

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .           1,000            1,000
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       1,103,458        1,115,114
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (1,149,967)      (1,149,967)
                                                                           ------------     ------------
                                                                                (45,509)         (33,853)
                                                                           ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . . .     326,224,167      326,224,167
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .    (265,716,265)    (265,436,533)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (61,071,938)     (61,071,938)
                                                                           ------------     ------------
                                                                               (564,036)        (284,304)
                                                                           ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . . .        (609,545)        (318,157)
                                                                           ------------     ------------
                                                                           $  2,295,096        2,669,876
                                                                           ============     ============





                         See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000             1999             1998
                                                         ------------     ------------     ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .    $      --               --           4,529,682
  Interest income . . . . . . . . . . . . . . . . . .         137,952          275,237          458,243
  Dividend income . . . . . . . . . . . . . . . . . .           --              20,757            --
  Other income. . . . . . . . . . . . . . . . . . . .           --               4,158          186,042
                                                         ------------     ------------     ------------
                                                              137,952          300,152        5,173,967
                                                         ------------     ------------     ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .           --             233,008        4,771,671
  Property operating expenses . . . . . . . . . . . .           --               --           4,337,451
  Professional services . . . . . . . . . . . . . . .         125,217          164,881          271,017
  Amortization of deferred expenses . . . . . . . . .           --              12,196           28,688
  General and administrative. . . . . . . . . . . . .         393,591          395,299          510,992
                                                         ------------     ------------     ------------
                                                              518,808          805,384        9,919,819
                                                         ------------     ------------     ------------
                                                             (380,856)        (505,232)      (4,745,852)
Partnership's share of the reduction of
  the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . . . .          89,468        2,809,020          134,252
Partnership's share of income (loss) from
  unconsolidated venture. . . . . . . . . . . . . . .           --             (17,762)           --
Venture partner's share of earnings (loss) from
  consolidated venture's operations . . . . . . . . .           --               --                (401)
                                                         ------------     ------------     ------------
        Earnings (loss) before gains (losses) on
          sale of securities, or interest in
          investment property . . . . . . . . . . . .        (291,388)       2,286,026       (4,612,001)
Gains (losses) on sale of securities or interest
  in investment property. . . . . . . . . . . . . . .           --             980,945        5,365,511
                                                         ------------     ------------     ------------
        Earnings (loss) before extraordinary items. .        (291,388)       3,266,971          753,510




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                             2000             1999             1998
                                                         ------------     ------------     ------------
Extraordinary items . . . . . . . . . . . . . . . . .           --          (1,121,200)      47,015,485
                                                         ------------     ------------     ------------

       Net earnings (loss). . . . . . . . . . . . . .    $   (291,388)       2,145,771       47,768,995
                                                         ============     ============     ============

Net earnings (loss) per limited partnership
  interest:
    Earnings (loss) before gains (loss) on
      sale of securities or interest in
      investment property . . . . . . . . . . . . . .    $       (.80)            6.01           (12.12)
    Gains (losses) on sale of securities or
      interest in investment property . . . . . . . .           --                2.66            14.54
    Extraordinary items . . . . . . . . . . . . . . .           --               (3.04)           74.92
                                                         ------------     ------------     ------------

      Net earnings (loss) . . . . . . . . . . . . . .    $       (.80)            5.63            77.34
                                                         ============     ============     ============





















                         See accompanying notes to consolidated financial statements.

                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                         NET                                     NET OF         NET
             CONTRI-   EARNINGS       CASH                      OFFERING      EARNINGS       CASH
             BUTIONS    (LOSS)    DISTRIBUTIONS    TOTAL         COSTS         (LOSS)    DISTRIBUTIONS    TOTAL
             -------  ----------  ------------- -----------  ------------  ------------  -------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1997 . . . . .$1,000(18,485,486)   (1,149,967)(19,634,453)  326,224,167   (295,750,699)  (50,107,709)(19,634,241)

Net earnings
 (loss) . . . . --    19,510,562         --     19,510,562         --        28,258,433         --     28,258,433
Cash distri-
 butions
 ($30.00 per
 limited
 partner-
 ship
 interest). . . --         --            --          --            --             --      (10,964,229)(10,964,229)
              ------ -----------    ---------- -----------   -----------   ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1998 . . . . .1,000   1,025,076    (1,149,967)   (123,891)  326,224,167   (267,492,266)  (61,071,938) (2,340,037)

Net earnings
 (loss) . . . . --        90,038         --         90,038         --         2,055,733         --      2,055,733
              ------ -----------    ---------- -----------   -----------   ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1999 . . . . .1,000   1,115,114    (1,149,967)    (33,853)  326,224,167   (265,436,533)  (61,071,938)   (284,304)





                                   CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                                 CONTRI-
                                                                 BUTIONS
                         NET                                     NET OF         NET
             CONTRI-   EARNINGS       CASH                      OFFERING      EARNINGS       CASH
             BUTIONS    (LOSS)    DISTRIBUTIONS    TOTAL         COSTS         (LOSS)    DISTRIBUTIONS    TOTAL
             -------  ----------  ------------- -----------  ------------  ------------  -------------------------

Net earnings
 (loss) . . . . --       (11,656)        --        (11,656)        --          (279,732)        --       (279,732)
              ------ -----------    ---------- -----------   -----------   ------------   ----------- -----------
Balance
 (deficit)
 Decem-
 ber 31,
 2000 . . . . .$1,000  1,103,458    (1,149,967)    (45,509)  326,224,167   (265,716,265)  (61,071,938)   (564,036)
              ====== ===========    ========== ===========   ===========   ============   =========== ===========





















                            See accompanying notes to consolidated financial statements.

                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                             2000             1999             1998
                                                         ------------     ------------     ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .    $   (291,388)       2,145,771       47,768,995
  Items not requiring (providing) cash or
   cash equivalents:
    Amortization of deferred expenses . . . . . . . .           --              12,196           28,688
    Amortization of discount on long-term debt. . . .           --             211,460          187,661
    Partnership's share of income (loss) from
      unconsolidated venture. . . . . . . . . . . . .           --              17,762            --
    Partnership's share of the reduction of the
      maximum unfunded obligation . . . . . . . . . .         (89,468)      (2,809,020)        (134,252)
    Venture partner's share of venture's
      operations. . . . . . . . . . . . . . . . . . .           --               --                 401
    Gains (loss) on sale of securities or interest
      in investment properties. . . . . . . . . . . .           --            (980,945)      (5,365,511)
    Extraordinary items . . . . . . . . . . . . . . .           --           1,121,200      (47,015,485)
  Changes in:
    Restricted funds. . . . . . . . . . . . . . . . .           --               --              23,218
    Interest, rents and other receivables . . . . . .          13,564         (186,349)       1,046,317
    Prepaid expenses. . . . . . . . . . . . . . . . .           --               --              96,133
    Escrow deposits . . . . . . . . . . . . . . . . .           --               --             107,674
    Accounts payable. . . . . . . . . . . . . . . . .           6,076          (62,466)      (1,131,227)
    Unearned rents. . . . . . . . . . . . . . . . . .           --               --            (109,854)
    Accrued interest. . . . . . . . . . . . . . . . .           --               --           4,357,785
    Tenant security deposits. . . . . . . . . . . . .           --               --            (255,538)
                                                         ------------     ------------     ------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .        (361,216)        (530,391)        (394,995)
                                                         ------------     ------------     ------------




                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                             2000             1999             1998
                                                         ------------     ------------     ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment
    properties or interest in investment
    property, net of selling expenses . . . . . . . .           --               --           4,642,150
  Additions to investment property. . . . . . . . . .           --               --             (97,746)
  Partnership's advance to affiliated entity. . . . .           --            (105,188)           --
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . .           --           2,540,348          124,100
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . . .           --           1,041,252            --
                                                         ------------     ------------     ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .           --           3,476,412        4,668,504
                                                         ------------     ------------     ------------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .           --          (3,000,000)         (37,494)
  Venture partner's distribution from venture . . . .           --               --            (222,720)
  Distributions to limited partners . . . . . . . . .           --               --         (10,964,229)
                                                         ------------     ------------     ------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .           --          (3,000,000)     (11,224,443)
                                                         ------------     ------------     ------------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . .        (361,216)         (53,979)      (6,950,934)

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .             2,523,388  2,577,367        9,528,301
                                                         ------------     ------------     ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .    $  2,162,172        2,523,388        2,577,367
                                                         ============     ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                             2000             1999             1998
                                                         ------------     ------------     ------------
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . .    $      --               --             413,886
                                                         ============     ============     ============
    Net distributions in excess of recorded
      investment. . . . . . . . . . . . . . . . . . .    $      --            (661,228)           --
                                                         ============     ============     ============

   Activity due to sale of investment properties:
    Reduction of fixed assets, net of accumulated
     depreciation . . . . . . . . . . . . . . . . . .    $      --               --           9,379,156
    Reduction of long-term debt (including
      accrued interest) . . . . . . . . . . . . . . .           --               --         (56,394,631)
    Extraordinary items . . . . . . . . . . . . . . .           --               --          47,015,485
                                                         ------------     ------------     ------------
    Cash sales proceeds from sale or disposition
      of investment property, net of selling
      expenses. . . . . . . . . . . . . . . . . . . .    $      --               --                  10
                                                         ============     ============     ============





                                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                             2000             1999             1998
                                                         ------------     ------------     ------------

    Sale of interest in investment property:
      Gain on sale of interest in investment
        property. . . . . . . . . . . . . . . . . . .    $      --               --           5,365,511
      Basis in investment property. . . . . . . . . .           --               --            (723,371)
                                                         ------------     ------------      -----------
          Cash proceeds from sale of interest
            in investment property. . . . . . . . . .    $      --               --           4,642,140
                                                         ============     ============      ===========

      Gain on sale of securities. . . . . . . . . . .    $      --             980,945            --
      Basis in securities . . . . . . . . . . . . . .           --           1,559,403            --
                                                         ------------     ------------      -----------
          Cash proceeds from sale of securities . . .    $      --           2,540,348            --
                                                         ============     ============      ===========

    Retirement of long-term debt:
      Principal balance due on long-term debt . . . .    $      --           1,878,800            --
      Payment on long-term debt . . . . . . . . . . .           --          (3,000,000)           --
                                                         ------------     ------------      -----------
          Extraordinary item. . . . . . . . . . . . .    $      --          (1,121,200)           --
                                                         ============     ============      ===========

    Net assets and venture partner's
      deficit in venture written off at sale
      of interest in investment property. . . . . . .    $      --               --             355,705
                                                         ============     ============      ===========












                         See accompanying notes to consolidated financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2000, 1999 AND 1998


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an approximate indirect 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owned an indirect interest in the 1290 Avenue of the Americas property. Due to the Restructuring in November 1999, JMB/NYC owns an indirect interest in the Partnership that owns 237 Park Avenue and certain other investments (JMB/NYC's investment is significantly less than 1% of such partnership).

     As of October 10, 1996 ("Effective Date"), the Partnership discontinued the application of the equity method of accounting for the indirect interests in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Carrollwood Station Associates, Ltd. ("Carrollwood") (sold March 2, 1998). The effect of all transactions between the Partnership and the consolidated venture has been eliminated.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 2000 and 1999 is summarized as follows:


                                                      2000                              1999
                                        ------------------------------    ------------------------------
                                                            TAX BASIS                         TAX BASIS
                                         GAAP BASIS        (UNAUDITED)      GAAP BASIS       (UNAUDITED)
                                        ------------       ----------      -----------       ----------
Total assets. . . . . . . . . . . .     $  2,295,096       42,465,040        2,669,876       42,659,819

Partners' capital accounts
  (deficits):
     General partners . . . . . . .          (45,509)      (3,973,929)         (33,853)      (4,031,363)
     Limited partners . . . . . . .         (564,036)     (46,941,989)        (284,304)     (48,320,395)

Net earnings (loss):
     General partners . . . . . . .          (11,656)          57,434           90,038          218,456
     Limited partners . . . . . . .         (279,732)       1,378,406        2,055,733        4,641,690

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .             (.80)            3.92             5.63            12.71
                                        ============     ============     ============     ============


     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period. Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes to the General Partners and Holders of Interests.

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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less ($2,162,172 and $2,461,590 at December 31, 2000 and 1999,
respectively) as cash equivalents, which includes investments in an institutional mutual fund that holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, interests in nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Twenty-one properties have been sold or disposed of by the Partnership as of December 31, 2000.

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

     The results of operations, net of venture partners' share, for consolidated properties sold or disposed of during the past three years were none, none and $(4,688,400), respectively, for the years ended December 31, 2000, 1999 and 1998.

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

     VENTURE AGREEMENT - GENERAL

     The Partnership at December 31, 2000 is a party to one operating joint venture agreement (JMB/NYC). Pursuant to such agreement, the Partnership made initial capital contributions of approximately $43,254,393 (before legal and other acquisition costs and its share of operating deficits as discussed below).


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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC; and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements. In connection with the purchase of JMB/NYC's indirect interest in the 1290 Partnership (as discussed below), the remaining collateral was released to JMB/NYC in late March 2001.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share is approximately $350,000). Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $1,425,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below.

The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

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

     It is not expected that the Partnership will make any significant distributions to the Holders of Interests. However, in connection with the sale JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or the Partnership's (or JMB/NYC's) interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. If JMB/NYC's indirect interest in the 237 Partnership is sold in 2001, the entire amount of such gain would be recognized in the current year. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

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

1001 FOURTH AVENUE PLAZA

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office
building.   This office building property had been owned by 1001 Fourth
Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it has discovered soil and possible groundwater contamination on its property that it believes may have emanated from underground fuel storage tanks allegedly operated by Associates. NOP advised that its site is contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that it is anticipated that approximately 20,000 to 50,000 tons of contaminated soil will be excavated and disposed of off-site. NOP also states that impacts to groundwater, if any, will be addressed as appropriate and necessary.
NOP advises that it has incurred costs of investigation, will incur significant future remedial action costs at the site and will seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter. The Partnership has engaged counsel and is in the process of developing information sufficient to respond to the issues raised by the notice. At this time the Partnership does not know if it has any liability for the alleged contamination or costs of remediation and related expenses and it intends to vigorously defend itself.


PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. Profits from the sale of investment properties are allocated to the General Partners to the greatest of (i) 1% of such profits, (ii) the amount of cash distributions to the General Partners, or (iii) an amount which will reduce the General Partners' capital account deficits (if any) to a level consistent with the gain anticipated to be realized from the sale of properties. In accordance with clause (iii) of such provision, the General Partners were allocated an additional $19,171,233 of gain for financial reporting purposes for the year ended December 31, 1998. Additionally, the General Partners were allocated $53,253 and $1,577,028 of additional gain for Federal income tax purposes for the years ended December 31, 1999 and December 31, 1998, respectively. Losses from the sale of properties are allocated 1% to the General Partners. The remaining profits and losses are allocated to the Holders of Interests.

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

     The Partnership Agreement provides that the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property of up to 3% of the selling price of a property, and that the remaining net proceeds for any property sold be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners are entitled to receive 1% until the Holders of Interests (i) have received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) and (ii) have received cash distributions of net sale or refinancing proceeds in an amount equal to the

Holders' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive distributions to the above levels. As of the date of this report, the General Partners have received $123,891 in distributions of net sale proceeds which are expected to be returned upon liquidation.

MANAGEMENT AGREEMENTS

     The Partnership had entered into agreements for the operation and management of the investment properties. Such agreements are summarized as follows:

     The Long Beach Plaza in Long Beach, California (prior to its disposition in December 1998) was managed by an affiliate of the Corporate General Partner until December 1994 for a fee equal to a percentage of defined gross income from the property. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.

     LEASE - AS PROPERTY LESSEE

     The following lease agreement had been determined to be an operating lease:

     Prior to the disposition of the Long Beach property, the Partnership owned the leasehold rights to the parking structure adjacent to the shopping center. The lease had an initial term of 50 years which commenced in 1981 with one 49-year renewal option exercisable by a local municipal authority. The lease provided for annual rental of $745,000, which was subject to decrease based on formulas which related to the amount of real estate taxes assessed against the shopping center and the parking structure. The rental expense for 1998 under the above operating lease was $547,371 and consisted exclusively of minimum rent. Such lease was assigned to an unaffiliated third party in connection with the disposition of the property.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                             UNPAID AT
                                                            DECEMBER 31,
                               2000      1999       1998       2000
                             -------    -------    -------  ------------
Property management
 and leasing fees . . . . .  $  --         --      121,522        --
Insurance commissions . . .    1,697      1,248     28,795        --
Reimbursement (at cost)
 for accounting services. .   21,697        232     16,155      5,711
Reimbursement (at cost)
 for portfolio manage-
 melt services. . . . . . .   16,794     33,650     88,318      3,073
Reimbursement (at cost)
 for legal services . . . .   19,093     16,817     10,866      4,639
Reimbursement (at cost)
 for administrative
 charges and other out-
 of-pocket expenses . . . .        7       --          115        --
                             -------    -------    -------     ------
                             $59,288     51,947    265,771     13,423
                             =======    =======    =======     ======

     In February 1998, the Partnership paid approximately $1,322,000 of previously deferred management and leasing fees to an affiliate of the General Partners.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $670,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying consolidated balance sheets.

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


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                              2000
                         ----------------------------------------------
                           At 3/31     At 6/30    At 9/30     At 12/31
                          ----------  ---------- ----------  ----------

Total income. . . . . . . $   30,167      37,508     35,313      34,964
                          ==========  ========== ==========  ==========

Net earnings (loss) . . . $  (79,546)   (125,997)    (9,217)    (76,628)
                          ==========  ========== ==========  ==========

Net earnings (loss) per
 Interest:
    Net earnings (loss) . $     (.21)       (.33)      (.02)       (.24)
                          ==========  ========== ==========  ==========

                                              1999
                         ----------------------------------------------
                           At 3/31     At 6/30    At 9/30     At 12/31
                          ----------  ---------- ----------  ----------

Total income. . . . . . . $   71,162      67,698     69,104      92,188
                          ==========  ========== ==========  ==========
Earnings (loss) before
 gains (losses) on sale
 of securities and
 extraordinary item . . .$  (168,057)    (50,562)   (85,617)  2,590,262
Gains (losses) on sale
 of securities  . . . . .      --          --         --        980,945
Extraordinary item. . . .      --          --         --     (1,121,200)
                          ----------  ---------- ----------  ----------
Net earnings (loss) . . . $ (168,057)    (50,562)   (85,617)  2,450,007
                          ==========  ========== ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   gains (losses) on sale
   of securities and
   extraordinary item . .  $    (.44)       (.13)      (.22)       6.80
  Gains (losses) on sale
   of securities  . . . .      --          --         --           2.66
  Extraordinary item. . .      --          --         --          (3.04)
                          ----------  ---------- ----------  ----------
      Net earnings
       (loss) . . . . . . $     (.44)       (.13)      (.22)       6.42
                          ==========  ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 2000 and 1999.


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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 2001. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIV and Carlyle-XV.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, in the associate general partner in the Partnership, Carlyle-XIV and Carlyle-XV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 63) is Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC. He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is Executive Vice President of Carlyle Managers, Inc. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 62) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 59) is the director and President of Carlyle Managers, Inc. Mr. Nathan has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 67) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 54) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brickman Group, Ltd. From February 1995 until November 2000, Mr. Schreiber was a director of Urban Shopping Centers, Inc.

Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice president of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 52) is Vice President of Carlyle Managers, Inc. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) is Vice President of Carlyle Managers, Inc. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 2000, the General Partners received no distributions and the Corporate General Partner received no management fee. The General Partners received an allocation of Partnership profits for Federal income tax purposes aggregating $57,434 in 2000. Such allocation of profits reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

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

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned insurance brokerage commissions in 2000 aggregating $1,697 for providing professional liability insurance for the Partnership, all of which was paid at December 31, 2000. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 2000, the Corporate General Partner of the Partnership or its affiliates were paid $7 as reimbursement for such out-of-pocket expenses. The General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 2000 were $16,794, $19,093 and $21,697, respectively, of which $13,423 was unpaid at December 31, 2000.

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

                 10-Q.   Conveyance and Settlement Agreement between RVM
Long Beach Plaza LLC and Carlyle Real Estate Partnership - XIII dated December 15, 1998 is incorporated herein by reference to the Partnership's Report for December 31, 1998 on Form 8-K (File No. 0-12791) dated January 12, 1999.

                 10-R.   Loan Pay-Off Agreement between Trizechahn
Developments Inc. and Carlyle Real Estate limited Partnership - XIII dated December 13, 1999 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                 10-S.   Restructuring Agreement related to 237/1290 Upper
Tier Associates, L.P. dated October 27, 1999 is incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                 10-T.   Contribution Agreement between 237/120 Upper Tier
Associates, L.P. and Oak Hill Strategic Partners, L.P. is incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                 10-U.   Amendment and Release Agreement by and among
Metropolis Realty Trust, Inc. Property Partners, L.P., Carlyle Associates-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. is incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                 10-V.   Third Amended and Restated Partnership Agreement
of 237/1290 Upper Tier Associates, L.P. by and between 237/1290 Upper Tier GP Corp. Carlyle Managers, Inc., a JMB/NYC Office Building Associates, L.P. dated November 19, 1999 is incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                 10-W.   Intercreditor Agreement among Michigan Avenue
L.L.C., Carlyle-XIII Associates, L.P. Carlyle-XIV Associates, L.P. and Property Partners, L.P. dated November 19, 1999 is incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                 21.     List of Subsidiaries.

                 24.     Powers of Attorney.


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

     No annual report or proxy material for the fiscal year 2000 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 23, 2001

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 23, 2001

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 23, 2001


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 23, 2001

                 By:     A. LEE SACKS*
                         A. Lee Sacks, Director
                 Date:   March 23, 2001

                 By:     STUART C. NATHAN*
                         Stuart C. Nathan, Executive Vice President
                           and Director
                 Date:   March 23, 2001


                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 23, 2001

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

10-N.      Agreement of Limited Partnership of
           237/1290 Lower Tier Associates, L.P.
           dated as of October 10, 1996                     Yes

10-0.      Amended and Restated Limited
           Partnership of 237/1290 Upper
           Tier Associates, L.P. dated
           as of October 10, 1996                           Yes

10-P.      Assignment of Limited Partnership
           Interest by Carlyle Real Estate
           Limited Partnership - XIII dated
           March 2, 1998                                    Yes

10-Q.      Conveyance and Settlement Agreement
           between RVM Long Beach Plaza LLC
           and Carlyle Real Estate Partnership -
           XIII dated December 15, 1998                     Yes

10-R.      Loan Pay-Off Agreement between
           Trizechahn Developments, Inc. and
           Carlyle Real Estate Partnership - XIII
           dated December 13, 1999                          Yes

10-S.      Restructuring Agreement related to
           237/1290 Upper Tier Associates, L.P.
           dated October 27, 1999                           Yes

10-T.      Contribution Agreement between
           237/120 Upper Tier Associates, L.P.
           and Oak Hill Strategic Partners, L.P.            Yes

10-U.      Amendment and Release Agreement by
           and among Metropolis Realty Trust, Inc.
           Property Partners, L.P., Carlyle
           Associates-XIII Associates, L.P. and
           Carlyle-XIV Associates, L.P.                     Yes

10-V.      Third Amended and Restated Partnership
           Agreement of 237/1290 Upper Tier
           Associates, L.P. by and between
           237/1290 Upper Tier GP Corp. Carlyle
           Managers, Inc., a JMB/NYC Office
           Building Associates, L.P. dated
           November 19, 1999                                Yes

10-W.      Intercreditor Agreement among
           Michigan Avenue L.L.C., Carlyle-XIII
           Associates, L.P. Carlyle-XIV Associates,
           L.P. and Property Partners, L.P.
           dated November 19, 1999                          Yes

21.        List of Subsidiaries                             No

24.        Powers of Attorney                               No
------------------
     * Previously filed as exhibits to the Partnership's Registration Statement on Form S-11 (as amended) under the Securities Exchange Act of 1933 and the Partnership's prior Reports on Form 8-K and Form 10-K of the Securities Exchange Act of 1934.