Form 10-Q
period 2001-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2001-05-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2001                                   Commission file #0-12791




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    11



PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities . . . . . . . . . . . .    15

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                              BALANCE SHEETS
                   MARCH 31, 2001 AND DECEMBER 31, 2000
                                (UNAUDITED)


                                  ASSETS
                                  ------

                                            MARCH 31,        DECEMBER 31,
                                             2001               2000
                                          -------------      -----------

Current assets:
  Cash and cash equivalents. . . . . .      $ 2,093,410        2,162,172
  Other receivables. . . . . . . . . .           25,525           27,736
  Receivable related to the termin-
    ation of the indemnification
    agreement. . . . . . . . . . . . .        1,435,704            --
  Receivable related to the sale
    of the indirect interest in
    1290 Partnership . . . . . . . . .          343,038            --
                                            -----------     ------------
        Total current assets . . . . .        3,897,677        2,189,908

Other assets . . . . . . . . . . . . .          105,188          105,188
                                            -----------     ------------
                                            $ 4,002,865        2,295,096
                                            ===========     ============

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                        BALANCE SHEETS - CONTINUED



                                            MARCH 31,        DECEMBER 31,
                                             2001               2000
                                          -------------      -----------


           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .      $   170,340          107,064
                                            -----------     ------------
        Total current liabilities. . .          170,340          107,064

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . .            --           2,136,349
Distributions received in excess
 of recorded investment. . . . . . . .          661,228          661,228
                                            -----------     ------------
Commitments and contingencies

        Total liabilities. . . . . . .          831,568        2,904,641
                                            -----------     ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,000            1,000
    Cumulative net earnings (losses) .        1,244,401        1,103,458
    Cumulative cash distributions. . .       (1,149,967)      (1,149,967)
                                            -----------     ------------
                                                 95,434          (45,509)
                                            -----------     ------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .      326,224,167      326,224,167
    Cumulative net earnings (losses) .     (262,076,366)    (265,716,265)
    Cumulative cash distributions. . .      (61,071,938)     (61,071,938)
                                            -----------     ------------
                                              3,075,863         (564,036)
                                            -----------     ------------
        Total partners' capital
          accounts (deficits). . . . .        3,171,297         (609,545)
                                            -----------     ------------
                                            $ 4,002,865        2,295,096
                                            ===========     ============
















              See accompanying notes to financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                         STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)



                                                 2001              2000
                                              ----------        ----------
Income:
  Interest income. . . . . . . . . . .        $   28,993            30,167
                                              ----------        ----------
                                                  28,993            30,167
                                              ----------        ----------

Expenses:
  Professional services. . . . . . . .            81,799            41,368
  General and administrative . . . . .            81,567            90,712
                                              ----------        ----------
                                                 163,366           132,080
                                              ----------        ----------
                                                (134,373)         (101,913)
Partnership's share of the
  reduction of the maximum
  unfunded obligation under and
  income related to termination
  of the indemnification agreement . .         3,572,177            22,367
                                              ----------        ----------
Earnings (loss) before partnership
  share of gain on sale of
  indirect partnership interest. . . .         3,437,804           (79,546)

Partnership's share of gain on sale
  of indirect partnership interest . .           343,038             --
                                              ----------        ----------
      Net earnings (loss). . . . . . .        $3,780,842           (79,546)
                                              ==========        ==========

      Net earnings (loss) per
       limited partnership
       interest:
          Earnings (loss) before
           partnership's share of
           gain on sale of indirect
           partnership interest. . . .        $     9.38              (.21)
          Partnership's share of gain
           on sale of indirect
           partnership interest. . . .               .97             --
                                              ----------        ----------
            Net earnings (loss). . . .        $    10.35              (.21)
                                              ==========        ==========














              See accompanying notes to financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                         STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (UNAUDITED)



                                               2001            2000
                                            ----------      ----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . .      $3,780,842         (79,546)
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the
      indemnification agreement. . . .      (3,572,053)        (22,367)
    Partnership's share of gain on
      sale of indirect partnership
      interest . . . . . . . . . . . .        (343,038)          --
  Changes in:
    Other receivables. . . . . . . . .           2,211          17,287
    Accounts payable . . . . . . . . .          63,276          56,863
                                            ----------      ----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . .         (68,762)        (27,763)
                                            ----------      ----------
        Net increase (decrease)
          in cash and cash
          equivalents. . . . . . . . .         (68,762)        (27,763)
        Cash and cash equivalents,
          beginning of year. . . . . .       2,162,172       2,523,388
                                            ----------      ----------
        Cash and cash equivalents,
          end of period. . . . . . . .      $2,093,410       2,495,625
                                            ==========      ==========

























              See accompanying notes to financial statements.

              CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2001 AND 2000

                                (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report on Form 10-K (File No. 0-12791) filed on March 23, 2001, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2000 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the three months ended
March 31, 2001 and 2000 were as follows:

                                                             Unpaid at
                                                             March 31,
                                         2001       2000       2001
                                       -------     ------    ---------

Insurance commissions. . . . . . . .   $  --        1,697        --
Reimbursement (at cost) for
 out-of-pocket salary and salary-
 related expenses. . . . . . . . . .    12,584     11,760       9,488
                                       -------     ------      ------
                                       $12,584     13,457       9,488
                                       =======     ======      ======

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum potential obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share is approximately $340,000 and is reflected in the accompanying financial statements). Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $1,436,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The sale and collateral amounts were received in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

1001 FOURTH AVENUE PLAZA

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office
building.   This office building property had been owned by 1001 Fourth
Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it has discovered soil and possible groundwater contamination on its property that it believes may have emanated from underground fuel storage tanks allegedly operated by Associates. NOP advised that its site is contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that it is anticipated that approximately 20,000 to 50,000 tons of contaminated soil will be excavated and disposed of off-site. NOP also states that impacts to groundwater, if any, will be addressed as appropriate and necessary.
NOP advises that it has incurred costs of investigation, will incur significant future remedial action costs at the site and will seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter. The Partnership has engaged counsel and is in the process of developing information sufficient to respond to the issues raised by the notice. At this time the Partnership does not know if it has any liability for the alleged contamination or costs of remediation and related expenses, and it intends to vigorously defend itself.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2001 and for the three months ended March 31, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At March 31, 2001, the Partnership had cash and cash equivalents of approximately $2,093,000. These funds are available for working capital requirements and reserves and contingent liabilities and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership on March 23, 2001. In May 2001, the Partnership received its share of the proceeds from such sale (approximately $340,000), as well as its share of the remaining funds held as collateral pursuant to the indemnification (approximately $1,436,000).

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

At this time, the Partnership does not know if it has any liability for the alleged contamination or the costs of remediation and related expenses and intends to vigorously defend itself. The outcome of such matter may affect the timing of the liquidation and termination of the Partnership.
Reference is made to the Notes for a further discussion of such claim.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share is approximately $340,000 and is reflected in the accompanying financial statements). Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $1,436,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum potential obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

     Although the Partnership expects to make minimal future cash distributions from operations and sales proceeds, the Investors are expected to receive, in total, substantially less than one-fifth of their original investment from all sources. The Partnership does not expect to receive any significant distributions from JMB/NYC or be able to make any significant distributions to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue on the Partnership's (or JMB/NYC's interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. If JMB/NYC's indirect interest in the 237 Partnership is sold in 2001, the entire amount of such gain would be recognized in the current year. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership's only remaining investment property is its indirect interest through JMB/NYC in the 237 Partnership. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase JMB/NYC's interest in the 237 Partnership in January 2002, unless JMB/NYC has already exercised its right to sell its interest in July 2001. As a result, the Partnership currently anticipates that its liquidation and termination will occur no later than the end of 2002, assuming that the environmental matter at 1001 Fourth Avenue Plaza office building is resolved and barring any unexpected circumstances.

RESULTS OF OPERATIONS

     The receivable related to the termination of the indemnification agreement at March 31, 2001 is the amount due from an affiliate related to the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in 2001. The Partnership received such amounts in May 2001.

     The receivable related to the sale of the indirect interest in 1290 Partnership at March 31, 2001 is the amount due from an affiliate related to the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in 1290 Partnership. The Partnership received such amounts in May 2001.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of March 31, 2001 compared to December 31, 2000 is primarily due to the termination of such indemnification agreement upon sale of the indirect Partnership interest in the 1290 Partnership on March 23, 2001.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement.

     The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2001 is the Partnership's share of JMB/NYC's sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.



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

        10-A.   Notice to Purchase Limited Partnership Interest of
237/1290 Upper Tier Associates, L.P. in 1290 Partners, L.P. dated March 2, 2001 is hereby filed herewith.




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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                      Date:  May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  May 9, 2001

957: