Form 10-Q
period 2001-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2001-08-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2001          Commission file #0-12791




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    10



PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities. . . . . . . . . . .    14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    14

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS
                  JUNE 30, 2001 AND DECEMBER 31, 2000
                              (UNAUDITED)

                                ASSETS
                                ------
                                          JUNE 30,       DECEMBER 31,
                                            2001            2000
                                         -----------     -----------
Current assets:
  Cash and cash equivalents . . . . .    $ 3,661,889       2,162,172
  Other receivables . . . . . . . . .         28,293          27,736
                                         -----------    ------------
        Total current assets. . . . .      3,690,182       2,189,908

Other assets. . . . . . . . . . . . .        105,188         105,188
                                         -----------    ------------
                                         $ 3,795,370       2,295,096
                                         ===========    ============

         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .    $   120,800         107,064
                                         -----------    ------------
        Total current liabilities . .        120,800         107,064

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement . . . . .          --          2,136,349
Distributions received in excess
 of recorded investment . . . . . . .        661,228         661,228
                                         -----------    ------------
Commitments and contingencies

        Total liabilities . . . . . .        782,028       2,904,641
                                         -----------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (losses).      1,238,082       1,103,458
    Cumulative cash distributions . .     (1,149,967)     (1,149,967)
                                         -----------    ------------
                                              89,115         (45,509)
                                         -----------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    326,224,167     326,224,167
    Cumulative net earnings (losses).   (262,228,002)   (265,716,265)
    Cumulative cash distributions . .    (61,071,938)    (61,071,938)
                                         -----------    ------------
                                           2,924,227        (564,036)
                                         -----------    ------------
        Total partners' capital
          accounts (deficits) . . . .      3,013,342        (609,545)
                                         -----------    ------------
                                         $ 3,795,370       2,295,096
                                         ===========    ============

            See accompanying notes to financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                              THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------
  Interest income . . . . . . . . . . . . . . . .   $   33,752        37,508        62,745        67,675
                                                    ----------    ----------    ----------    ----------
                                                        33,752        37,508        62,745        67,675
                                                    ----------    ----------    ----------    ----------
Expenses:
  Professional services . . . . . . . . . . . . .       54,647        41,117       136,446        82,485
  General and administrative. . . . . . . . . . .      137,060       144,755       218,627       235,467
                                                    ----------    ----------    ----------    ----------
                                                       191,707       185,872       355,073       317,952
                                                    ----------    ----------    ----------    ----------
                                                      (157,955)     (148,364)     (292,328)     (250,277)
Partnership's share of the reduction of the
  maximum unfunded obligation under and income
  related to termination of the indemnification
  agreement . . . . . . . . . . . . . . . . . . .        --           22,367     3,572,177        44,734
                                                    ----------    ----------    ----------    ----------
Earnings (loss) before partnership share of
  gain on sale of indirect partnership interest .     (157,955)     (125,997)    3,279,849        44,734

Partnership's share of gain on sale of indirect
  partnership interest. . . . . . . . . . . . . .        --            --          343,038         --
                                                    ----------    ----------    ----------    ----------
      Net earnings (loss) . . . . . . . . . . . .   $ (157,955)     (125,997)    3,622,887      (205,543)
                                                    ==========    ==========    ==========    ==========
      Net earnings (loss) per limited
       partnership interest:
          Earnings (loss) before partnership's
            share of gain on sale of indirect
            partnership interest. . . . . . . . .   $     (.43)         (.33)         8.95          (.54)
          Partnership's share of gain on sale
            of indirect partnership interest. . .        --            --              .97         --
                                                    ----------    ----------    ----------    ----------
            Net earnings (loss) . . . . . . . . .   $     (.43)         (.33)         9.92          (.54)
                                                    ==========    ==========    ==========    ==========

                               See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (UNAUDITED)



                                            2001           2000
                                         ----------     ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . .    $3,622,887       (205,543)
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the
      indemnification agreement . . .    (3,572,053)       (44,734)
    Partnership's share of gain on
      sale of indirect partnership
      interest. . . . . . . . . . . .      (343,038)         --
  Changes in:
    Other receivables . . . . . . . .          (557)        13,859
    Accounts payable. . . . . . . . .        13,736        (11,157)
                                         ----------     ----------
        Net cash provided by
          (used in) operating
          activities. . . . . . . . .      (279,025)      (247,575)
                                         ----------     ----------

Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures . . . . .     1,435,704          --
  Cash proceeds from Partnership's
    share of gain on sale of
    indirect partnership interest . .       343,038          --
                                         ----------     ----------
        Net cash provided by
          investing activities. . . .     1,778,742          --
                                         ----------     ----------

        Net increase (decrease)
          in cash and cash
          equivalents . . . . . . . .     1,499,717       (247,575)
        Cash and cash equivalents,
          beginning of year . . . . .     2,162,172      2,523,388
                                         ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . .    $3,661,889      2,275,813
                                         ==========     ==========














            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2001 AND 2000

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the six months ended June 30, 2001 and 2000 were as follows:

                                                         Unpaid at
                                                         June 30,
                                      2001       2000      2001
                                    -------     ------   ---------

Insurance commissions . . . . . .   $  --        1,697      --
Reimbursement (at cost) for
 out-of-pocket salary and salary-
 related expenses . . . . . . . .    52,102     39,473     16,425
                                    -------     ------     ------
                                    $52,102     41,170     16,425
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

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements for the Properties (other than that related to a certain indemnification agreement provided in connection with such restructuring).

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum indemnification obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000 and is reflected in the accompanying financial statements). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

1001 FOURTH AVENUE PLAZA

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office
building.   This office building property had been owned by 1001 Fourth
Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it has discovered soil and possible groundwater contamination on its property that it believes may have emanated from underground fuel storage tanks allegedly operated by Associates. NOP has advised that its site is contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that approximately 80,000 tons of contaminated soil has been excavated and disposed of off-site. NOP also states that impacted groundwater recovered during excavation has been addressed as necessary. NOP advises that it has incurred costs of investigation and remedial action at the site and will seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter. The Partnership has engaged counsel and is in the process of developing information sufficient to respond to the issues raised by the notice. At this time the Partnership does not know if it has any liability for the alleged contamination or costs of remediation and related expenses, and it intends to vigorously defend itself.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At June 30, 2001, the Partnership had cash and cash equivalents of approximately $3,662,000. These funds are available for working capital requirements and reserves and contingent liabilities and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership on March 23, 2001. In May 2001, the Partnership received its share of the proceeds from such sale (approximately $340,000), as well as its share of the remaining funds held as collateral pursuant to the indemnification agreement (approximately $1,436,000).

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

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC has elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase the interest in the 237 Partnership in January 2002. The Partnership does not expect to receive any significant proceeds upon the disposition of JMB/NYC's interest in the 237 Partnership.

     Although under the terms of the Restructuring JMB/NYC was not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000 and is reflected in the accompanying financial statements). Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed above, the maximum indemnification obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     Although the Partnership expects to make minimal future cash distributions from operations and sales proceeds, Holders of Interests are expected to receive, in total, substantially less than one-fifth of their original investment from all sources. The Partnership does not expect to receive any significant distributions from JMB/NYC or be able to make any significant distributions to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or the Partnership's (or JMB/NYC's) interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. The remainder would be recognized upon the disposition of the interest in 237 Park Avenue. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership's only remaining investment property is its indirect interest through JMB/NYC in the 237 Partnership. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase JMB/NYC's interest in the 237 Partnership in January 2002. As a result, the Partnership currently anticipates that its liquidation and termination will occur no later than the end of 2002, assuming that the environmental matter at 1001 Fourth Avenue Plaza office building is resolved and barring any unexpected circumstances.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 2001 as compared to December 31, 2000 is primarily due to the receipt of the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in March 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership received such amounts in May 2001.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of June 30, 2001, compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.

     The increase in professional services for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to legal fees incurred in regards to the environmental issues at 1001 Fourth Avenue Plaza, discussed more fully in the Notes.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the three and six months ended June 30, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from the sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors of JMB/NYC through their acquisition of a tranche of the Purchase Note, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.



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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: August 10, 2001