Form 10-Q
period 2001-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2001-11-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2001     Commission file #0-12791




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

                            BALANCE SHEETS
               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                              (UNAUDITED)

                                ASSETS
                                ------
                                       SEPTEMBER 30,     DECEMBER 31,
                                           2001             2000
                                       -------------     -----------
Current assets:
  Cash and cash equivalents . . . . .    $ 3,562,541       2,162,172
  Other receivables . . . . . . . . .         25,284          27,736
                                         -----------    ------------
        Total current assets. . . . .      3,587,825       2,189,908

Other assets. . . . . . . . . . . . .        105,188         105,188
                                         -----------    ------------
                                         $ 3,693,013       2,295,096
                                         ===========    ============

         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .    $   127,705         107,064
                                         -----------    ------------
        Total current liabilities . .        127,705         107,064

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement . . . . .          --          2,136,349
Distributions received in excess
 of recorded investment . . . . . . .        661,228         661,228
                                         -----------    ------------
Commitments and contingencies

        Total liabilities . . . . . .        788,933       2,904,641
                                         -----------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (losses).      1,233,712       1,103,458
    Cumulative cash distributions . .     (1,149,967)     (1,149,967)
                                         -----------    ------------
                                              84,745         (45,509)
                                         -----------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    326,224,167     326,224,167
    Cumulative net earnings (losses).   (262,332,894)   (265,716,265)
    Cumulative cash distributions . .    (61,071,938)    (61,071,938)
                                         -----------    ------------
                                           2,819,335        (564,036)
                                         -----------    ------------
        Total partners' capital
          accounts (deficits) . . . .      2,904,080        (609,545)
                                         -----------    ------------
                                         $ 3,693,013       2,295,096
                                         ===========    ============

            See accompanying notes to financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------
  Interest income . . . . . . . . . . . . . . . .   $   31,289        35,313        94,034       102,988
                                                    ----------    ----------    ----------    ----------
                                                        31,289        35,313        94,034       102,988
                                                    ----------    ----------    ----------    ----------
Expenses:
  Professional services . . . . . . . . . . . . .       41,764         1,590       178,210        84,075
  General and administrative. . . . . . . . . . .       98,787        65,307       317,414       300,774
                                                    ----------    ----------    ----------    ----------
                                                       140,551        66,897       495,624       384,849
                                                    ----------    ----------    ----------    ----------
                                                      (109,262)      (31,584)     (401,590)     (281,861)
Partnership's share of the reduction of the
  maximum unfunded obligation under and income
  related to termination of the indemnification
  agreement . . . . . . . . . . . . . . . . . . .        --           22,367     3,572,177        67,101
                                                    ----------    ----------    ----------    ----------
Earnings (loss) before partnership share of
  gain on sale of indirect partnership interest .     (109,262)       (9,217)    3,170,587      (214,760)
Partnership's share of gain on sale of indirect
  partnership interest. . . . . . . . . . . . . .        --            --          343,038         --
                                                    ----------    ----------    ----------    ----------
      Net earnings (loss) . . . . . . . . . . . .   $ (109,262)       (9,217)    3,513,625      (214,760)
                                                    ==========    ==========    ==========    ==========
      Net earnings (loss) per limited
       partnership interest:
          Earnings (loss) before partnership's
            share of gain on sale of indirect
            partnership interest. . . . . . . . .   $     (.30)         (.02)         8.65          (.56)
          Partnership's share of gain on sale
            of indirect partnership interest. . .        --            --              .97         --
                                                    ----------    ----------    ----------    ----------
            Net earnings (loss) . . . . . . . . .   $     (.30)         (.02)         9.62          (.56)
                                                    ==========    ==========    ==========    ==========

                               See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)



                                            2001           2000
                                         ----------     ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . .    $3,513,625       (214,760)
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the
      indemnification agreement . . .    (3,572,177)       (67,101)
    Partnership's share of gain on
      sale of indirect partnership
      interest. . . . . . . . . . . .      (343,038)         --
  Changes in:
    Rents and other receivables . . .         2,576         13,704
    Accounts payable. . . . . . . . .        20,641        (14,057)
                                         ----------     ----------
        Net cash provided by
          (used in) operating
          activities. . . . . . . . .      (378,373)      (282,214)
                                         ----------     ----------

Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures . . . . .     1,435,704          --
  Cash proceeds from Partnership's
    share of gain on sale of
    indirect partnership interest . .       343,038          --
                                         ----------     ----------
        Net cash provided by
          investing activities. . . .     1,778,742          --
                                         ----------     ----------

        Net increase (decrease)
          in cash and cash
          equivalents . . . . . . . .     1,400,369       (282,214)
        Cash and cash equivalents,
          beginning of year . . . . .     2,162,172      2,523,388
                                         ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . .    $3,562,541      2,241,174
                                         ==========     ==========














            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND 2000

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the nine months ended September 30, 2001 and 2000 were as follows:

                                                         Unpaid at
                                                       September 30,
                                      2001     2000        2001
                                    -------   ------   -------------

Insurance commissions . . . . . .   $  --      1,697         --
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses. . . . .    66,242   47,279       16,910
                                    -------   ------       ------
                                    $66,242   48,976       16,910
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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

1001 FOURTH AVENUE PLAZA

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office
building.   This office building property had been owned by 1001 Fourth
Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it has discovered soil and possible groundwater contamination on its property that it believes may have emanated from underground fuel storage tanks allegedly operated by Associates. NOP has advised that its site is contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that approximately 80,000 to 90,000 tons of contaminated soil has been excavated and disposed of off-site. NOP also states that impacted groundwater recovered during excavation has been addressed as necessary. NOP advises that it has incurred costs of investigation and remedial action at the site and will seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter. The Partnership has engaged counsel and is in the process of developing information sufficient to respond to the issues raised by the notice. Based in part on information obtained by the Partnership from NOP and in part on its own estimates, the Partnership preliminarily estimates that there may be between $2.5-$3.5 million in costs incurred by NOP for investigation, remediation, attorneys' fees and related expenses arising out of the alleged soil contamination of NOP's property. Such estimate is preliminary and subject to change, and the actual costs could ultimately be materially greater. Moreover, such estimate does not include any estimated costs for the investigation, remediation or other treatment of groundwater on NOP's property or for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Fourth Avenue Plaza office building site, since the Partnership does not have preliminary estimates of these potential costs. At this time the Partnership is unable to determine what liability, if any, it has for the total or a portion of the total costs, fees, and related expenses that may be sought in connection with the alleged contamination, but it intends to vigorously defend itself in this matter.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning certain of the Partnership's investment properties.

     At September 30, 2001, the Partnership had cash and cash equivalents of approximately $3,563,000. These funds are available for working capital requirements and reserves and contingent liabilities and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership on March 23, 2001. In May 2001, the Partnership received its share of the proceeds from such sale (approximately $340,000), as well as its share of the remaining funds held as collateral pursuant to the indemnification agreement (approximately $1,436,000).

     The Corporate General Partner has received from NOP a demand letter and notice of planned environmental remedial activities relating to petroleum hydrocarbons that may have leaked from underground storage tanks at the 1001 Fourth Avenue Plaza office building. A joint venture, which had as its partners the Partnership with a 99.9% interest and the Corporate General Partner with a 0.1% interest, had owned the 1001 Fourth Avenue Plaza office building until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993.

Based in part on information obtained by the Partnership from NOP and in part on its own estimates, the Partnership preliminarily estimates that there may be between $2.5-$3.5 million in costs incurred by NOP for investigation, remediation, attorneys' fees and related expenses arising out of the alleged soil contamination of NOP's property. Such estimate is preliminary and subject to change, and the actual costs could ultimately be materially greater. Moreover, such estimate does not include any estimated costs for the investigation, remediation or other treatment of groundwater on NOP's property or for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Fourth Avenue Plaza office building site, since the Partnership does not have preliminary estimates of these potential costs. At this time the Partnership is unable to determine what liability, if any, it has for the total or a portion of the total costs, fees, and related expenses that may be sought in connection with the alleged contamination, but it intends to vigorously defend itself in this matter. If such matter is not resolved in the near future, it may affect the timing of the liquidation and termination of the Partnership.
Reference is made to the Notes for a further discussion of such claim.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park

LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase the interest in the 237 Partnership in January 2002. The Partnership does not expect to receive any significant proceeds upon the disposition of JMB/NYC's interest in the 237 Partnership.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     Although the Partnership may make minimal future cash distributions from operations and sales proceeds, Holders of Interests are expected to receive, in total, substantially less than one-fifth of their original investment from all sources. The Partnership does not expect to receive any significant distributions from JMB/NYC or be able to make any significant distributions to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or JMB/NYC's interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. The remainder would be recognized upon the disposition of the interest in 237 Park Avenue. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 2001 as compared to December 31, 2000 is primarily due to the receipt of the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in March 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership received such amounts in May 2001.

     The increase in accounts payable at September 30, 2001 as compared to December 31, 2000 is primarily due to the timing of payment for certain of the administrative expenses of the Partnership.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of September 30, 2001, compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.


     The increase in professional services for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to legal fees incurred in regards to the environmental issues at 1001 Fourth Avenue Plaza, discussed more fully in the Notes.

     The increase in general and administrative expenses for the three months ended September 30, 2001 as compared to the same period in 2000 is primarily due to the timing of payment of investor service and payroll costs in the third quarter of 2001.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership, as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the three and nine months ended September 30, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from the sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors of JMB/NYC through their acquisition of a tranche of the Purchase Note, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        3-A. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus is incorporated by reference to Exhibit 3 to the Partnership's Report for the year ended December 31, 1992, on Form 10-K (File No. 0-12791) dated March 30, 1993.

        3-B. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on
                Form 10-Q (File No. 0-12791) dated November 8, 1996.


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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: November 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: November 9, 2001