Form 10-K405
period 2001-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2002-04-01
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934



For the fiscal year
ended December 31, 2001             Commission File Number 0-12791



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

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   9

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   9

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .   9


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .  10

Item 6.      Selected Financial Data. . . . . . . . . . .  11

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  13

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk. . . . . . . . . . . . . .  18

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  19

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  37


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  37

Item 11.     Executive Compensation . . . . . . . . . . .  40

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  41

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  42


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  42


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  46

                                PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership has been engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it had no real estate investments located outside of the United States.

A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. At December 31, 2001, the Partnership, through JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), had an indirect limited partnership interest in a partnership that owned 237 Park Avenue and a portfolio of other investments. JMB/NYC's interest in 237 Park Avenue was sold in January 2002, as described below.

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

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of 2 Broadway. In June 1995, the 2 Broadway Joint Venture filed its pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia

York affiliates.

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

     The Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001, rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price").

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring).

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to approximately $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income in the accompanying statements of operations is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability as of December 31, 2000 in the accompanying financial statements. In connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership (as discussed below), the remaining collateral held in escrow was released to JMB/NYC in late March 2001.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. JMB/NYC's total investment in the 237 Partnership (prior to its sale in January 2002) was significantly less than 1% of the 237 Partnership. The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership elected to acquire JMB/NYC's interest, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000 in March 2002.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share was approximately $340,000 and is reflected in the accompanying financial statements) at closing. Such amount was paid in May 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and the collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase
Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     It is not expected that the Partnership will make any significant distributions to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership during 2001 and the sale of JMB/NYC's interest in the 237 Partnership, in 2002, Holders of Interests have recognized or will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain was recognized in 2001 and as a result of the sale of the interest in the 237 Partnership, the remaining amount of such gain will be recognized in 2002. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     As a result of the sale of the Partnership's indirect interest through JMB/NYC in the 237 Partnership in January 2002, the Partnership currently anticipates that its liquidation and termination will occur no later than the end of 2002, assuming that the environmental matter at 1001 Fourth Avenue Plaza office building is resolved and barring any unexpected circumstances.

     The Partnership has made the real property investments set forth in the following table:


NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------     -----------------         ---------------------
 1. Copley Place
     multi-use complex
     Boston,
     Massachusetts. . .      1,220,000
                               sq.ft.      9/1/83           1/23/97              fee ownership of improve-
                               n.r.a.                                            ments and leasehold
                                                                                 interest in air rights
                                                                                 (through joint venture
                                                                                 partnership)
 2. 1001 Fourth Avenue
     Plaza
     office building
     Seattle,
     Washington . . . .       678,000
                               sq.ft.      9/1/83           11/1/93              fee ownership of land and
                               n.r.a.                                            improvements
 3. First Tennessee
    Plaza
    (Plaza Tower)
     office building
     Knoxville,
     Tennessee. . . . .       418,000
                               sq.ft.     10/26/83          9/19/97              fee ownership of land and
                               n.r.a.                                            improvements
 4. Gables Corporate
     Plaza
     office building
     Coral Gables,
     Florida. . . . . .       106,000
                               sq.ft.     11/15/83          1/5/94               fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnership)
 5. University Park
     office building
     Sacramento,
     California . . . .       120,000
                               sq.ft.      1/16/84          1/10/94              fee ownership of land and
                               n.r.a.                                            improvements





NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------     ----------------          ---------------------

6.  Sherry Lane Place
     office building
     Dallas, Texas. . .       286,000
                               sq.ft.      12/1/83          9/12/97              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships)
7.  Allied Automotive
     Center
     Southfield,
     Michigan . . . . .       192,000
                               sq.ft.      3/30/84         10/10/90              fee ownership of land and
                               n.r.a.                                            improvements
8.  Commercial Union
     Building
     Quincy,
     Massachusetts. . .       172,000
                               sq.ft.      3/12/84          8/15/91              fee ownership of land and
                               n.r.a.                                            improvements
9.  237 Park Avenue
     Building
     New York,
     New York . . . . .      1,140,000                      1/31/02
                               sq.ft.      8/14/84            (b)                fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships)
                                                                                 (a)
10. 1290 Avenue of
     the Americas
     Building
     New York,
     New York . . . . .      2,000,000
                               sq.ft.      7/27/84          3/23/01              fee ownership of land and
                               n.r.a.                         (b)                improvements (through joint
                                                                                 venture partnerships)
                                                                                 (a)
11. 2 Broadway
     Building
     New York,
     New York . . . . .      1,600,000
                               sq.ft.      8/14/84          9/18/95              fee ownership of land and
                               n.r.a.                                            improvements (through joint
                                                                                 venture partnerships)





NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------     ----------------          ---------------------

12. Long Beach Plaza
     shopping center
     Long Beach,
     California . . . .       559,000
                               sq.ft.      6/22/83         12/31/98              fee ownership of land and
                               g.l.a.                                            improvements and leasehold
                                                                                 interest in the parking
                                                                                 structure
13. Michael's (Marshall's)
     Aurora Plaza
     shopping center
     Aurora (Denver),
     Colorado . . . . .       123,000
                               sq.ft.      4/1/83          10/15/97              fee ownership of land and
                               g.l.a.                                            improvements
14. Old Orchard
     shopping center
     Skokie (Chicago),
     Illinois . . . . .       843,000
                               sq.ft.      4/1/84           8/30/93              fee ownership of land and
                               g.l.a.                                            improvements (through a
                                                                                 joint venture partnership)
15. Heritage Park-II
     Apartments
     Oklahoma City,
     Oklahoma . . . . .       244 units    7/1/83           3/26/92              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
16. Quail Place
     Apartments
     Oklahoma City,
     Oklahoma . . . . .       180 units    7/1/83           3/26/92              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
17. Lake Point
     Apartments
     Charlotte,
     North Carolina . .       208 units    9/15/83         12/29/89              fee ownership of land and





NAME, TYPE OF PROPERTY                     DATE OF          SALE OR
    AND LOCATION                SIZE      PURCHASE     DISPOSITION DATE          TYPE OF OWNERSHIP
----------------------       ----------   --------     ----------------          ---------------------

18. Eastridge Apartments
     Tucson, Arizona. .       456 units    8/23/83          6/30/94              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
19. Rio Cancion
     Apartments
     Tucson, Arizona. .       380 units    8/18/83          3/31/93              fee ownership of land and
                                                                                 improvements
20. Bridgeport
     Apartments
     Irving, Texas. . .       312 units    9/30/83          4/2/92               fee ownership of land and
                                                                                 improvements
21. Carrollwood Station
     Apartments
     Tampa, Florida . .       336 units   12/16/83          3/2/98               fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
22. Greenwood Creek II
     Apartments
     Benbrook
     (Fort Worth),
     Texas. . . . . . .       152 units    3/30/84          4/6/93               fee ownership of land and
                                                                                 improvements
23. The Glades
      Apartments
      Jacksonville,
      Florida . . . . .       360 units    10/9/84         11/21/96              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)

-----------------------

  (a)   Reference is made to the Notes for a description of the joint venture partnership or partnerships through which the Partnership made this real property investment.

  (b)   The original invested capital percentage for the 237 Park Avenue Building and the 1290 Avenue of the
Americas Building was 4% and 8%, respectively.  Reference is made to the Notes for a description of the reorganization and restructuring of the Partnership's indirect interests in these investment properties.


     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTIES

     As a result of the restructuring that occurred in 1999, the Partnership owned through JMB/NYC (i) an indirect interest in 1290 Avenue of the Americas, and (ii) an indirect interest in 237 Park Avenue and certain other investments. JMB/NYC's interest in 1290 Avenue of the Americas was sold on March 23, 2001 and JMB/NYC's interest in 237 Park Avenue was sold on January 31, 2002.

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

     There were no matters submitted to a vote of security holders during 2000 and 2001.

                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2001, there were 36,406 record holders of the 350,459 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Holders of Interests. The purchase money note issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties requires that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase money note. Reference is made to the Notes for a further discussion of the purchase price note and for a discussion of the provisions of the Partnership Agreement relating to cash distributions. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interests.

ITEM 6.  SELECTED FINANCIAL DATA

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 2001, 2000, 1999, 1998, and 1997

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                2001         2000          1999          1998          1997
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $    114,317       137,952       300,152     5,173,967    16,941,329
                           ============  ============  ============  ============  ============
Earnings (loss) before
 gains (losses) on sale or
 disposition of securities,
 investment properties,
 interest in investment
 property, or indirect
 partnership interest . .  $  2,912,265      (291,388)    2,286,026   (4,612,001)    (5,592,268)
Gains (losses) on sale
 or disposition of
 securities, investment
 properties or interest
 in investment property,
 net of venture partners'
 share of $14,492,690
 in 1997, or indirect
 partnership interest . .       343,038         --          980,945     5,365,511    96,019,552
                           ------------  ------------  ------------  ------------  ------------
Earnings (loss) before
 extraordinary items. . .     3,255,303      (291,388)    3,266,971       753,510    90,427,284
Extraordinary items . . .         --            --       (1,121,200)   47,015,485    55,468,888
                           ------------  ------------  ------------  ------------  ------------
Net earnings
 (loss) . . . . . . . . .  $  3,255,303      (291,388)    2,145,771    47,768,995   145,896,172
                           ============  ============  ============  ============  ============





                                2001         2000          1999          1998          1997
                          -------------  ------------   -----------  ------------  ------------
Net earnings (loss) per
 Interest (b):
  Earnings (loss) before
   gains (losses) on sale or
   disposition of securities,
   investment properties,
   interest in investment
   property or indirect
   partnership interest .  $       7.98          (.80)         6.01        (12.12)       (14.67)
  Gains (losses) on sale
   or disposition of
   securities, investment
   properties, interest
   in investment property
   or indirect partnership
   interest . . . . . . .           .97         --             2.66         14.54        259.75
  Extraordinary items . .         --            --            (3.04)        74.92        150.05
                           ------------  ------------  ------------  ------------  ------------
  Net earnings (loss) . .  $       8.95          (.80)         5.63         77.34        395.13
                           ============  ============  ============  ============  ============
Total assets. . . . . . .  $  3,537,236     2,295,096     2,669,876     4,035,478    27,600,886
Long-term debt. . . . . .  $      --            --            --        1,667,340     1,479,679
Cash distributions
 per Interest (b) . . . .  $      --            --            --            30.00         25.00
                           ============  ============  ============  ============  ============

-------------

  (a)   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Notes.

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

     At December 31, 2001, the Partnership had cash and cash equivalents of approximately $3,410,000. These funds are available for working capital requirements, reserves and contingent liabilities and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 1290 Partnership in March 2001 and its indirect interest in the 237 Partnership in January 2002. The Partnership received its share of the proceeds from the sale of the indirect interest in the 1290 Partnership and its share of the remaining funds held as collateral pursuant to the indemnification agreement, aggregating approximately $1,779,000, in May 2001, and the Partnership received its share of the proceeds from the sale of the indirect interest in the 237 Partnership, approximately $159,000 in March 2002.

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office building. This office building property had been owned by 1001 Fourth Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it had discovered soil and possible groundwater contamination on its property that it believed had emanated from underground fuel storage tanks allegedly operated by Associates. NOP advised that its site was contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that approximately 80,000 to 90,000 tons of contaminated soil have been excavated and disposed of off-site. NOP also stated that impacted groundwater recovered during excavation has been addressed as necessary. NOP advised that it had incurred costs of investigation and remedial action at the site and would seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter.

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, soil removal costs, consulting fees and attorneys' fees incurred to the date of the letter. In the November 30, 2001 demand, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamination of the NOP property that might arise from the contamination alleged to exist currently at the 1001 Fourth Avenue Plaza office building site. Such future costs could materially increase the ultimate costs that NOP might seek to recover. The Partnership has engaged counsel and is in the process of developing information sufficient to respond to the issues raised by NOP's demands. In addition, NOP's demands do not include costs for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Fourth Avenue Plaza office building site and the Partnership does not have preliminary estimates of these potential costs. At this time the Partnership is unable to determine what liability, if any, it has for the total or a portion of the total costs, fees, and related expenses that may be sought in connection with the alleged contamination, but it intends to vigorously defend itself in this matter.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership prior to its sale in January 2002 was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership elected to acquire JMB/NYC's interest, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share was approximately $340,000 and is reflected in the accompanying financial statements) at closing. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and the collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring, the maximum potential obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount, of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income in the accompanying statements of operations is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     It is not expected that the Partnership will make any significant distributions to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership during 2001 and the sale of JMB/NYC's interest in the 237 Partnership in 2002, Holders of Interests have recognized or will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain was recognized in 2001 and as a result of the sale of the interest in the 237 Partnership, the remaining amount of such gain will be recognized in 2002. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     As a result of the sale of the Partnership's indirect interest through JMB/NYC in the 237 Partnership in January 2002, the Partnership currently anticipates that its liquidation and termination will occur no later than the end of 2002, assuming that the environmental matter at 1001 Fourth Avenue Plaza office building is resolved and barring any unexpected circumstances.

     RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 2001 as compared to December 31, 2000 is primarily due to the receipt of the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in March 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership received such amounts in May 2001.

     The increase in accounts payable at December 31, 2001 as compared to December 31, 2000 is primarily due to the timing of payment for certain of the professional services of the Partnership, primarily due to accruals related to the environmental issues at 1001 Fourth Avenue Plaza, discussed more fully in the Notes.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of December 31, 2001, as compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.

     The decrease in interest income and the decrease in mortgage and other interest for the years ended December 31, 2001 and 2000 as compared to the year ended December 31, 1999 is primarily due to the sale of certain government securities in December 1999. The proceeds from such sale were used in December 1999 to retire the note payable to the seller of the Long Beach investment property in December 1999. Reference is made to the Notes for a description of such transactions.

     The dividend income for the year ended December 31, 1999 is due to dividends paid by Carlyle Investors, Inc. (the general partner in the limited partners in JMB/NYC) and Carlyle Managers, Inc. (the general partner in JMB/NYC) to the Partnership (as a shareholder of both corporations) as a result of amounts distributed by JMB/NYC related to the release of the collateral held in escrow discussed above.

     The increase in professional services for the year ended December 31, 2001 as compared to the same periods in 2000 and 1999 is primarily due to legal fees incurred in regards to the environmental issues at 1001 Fourth Avenue Plaza, discussed more fully in the Notes.

     The increase in general and administrative expenses for the year ended December 31, 2001 as compared to the same period in 2000 is primarily due to an increase in certain administrative costs during the year. The increase is also due to an increase in certain payroll costs related to the environmental issues at 1001 Fourth Avenue Plaza, discussed more fully in the Notes.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership, as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income of $89,468 for the year ended December 31, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1999 of $2,809,020 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the Restructuring and interest earned during 1999 on amounts contributed by the Partnership and held in escrow by JMB/NYC. The lower amount of such reduction for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the release of a part of the indemnification obligation and of a portion of the funds held in escrow in connection with the Restructuring in 1999 and a corresponding reduction in the amount of interest earned on the lower escrow balance during 2000.

     The gain on sale of securities or indirect partnership interest for the year ended December 31, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001. The gain on sale of securities or indirect Partnership interest for the year ended December 31, 1999 is due to the sale of securities held by the Partnership.

     The extraordinary item of $1,121,200 for the year ended December 31, 1999 is due to a loss on the extinguishment of debt in 1999 related to the early retirement of the note payable to the seller of the Long Beach property.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)



                                 INDEX


Independent Auditors' Report

Balance Sheets, December 31, 2001 and 2000

Statements of Operations, years ended December 31,
  2001, 2000 and 1999

Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows, years ended December 31,
  2001, 2000 and 1999

Notes to Financial Statements



SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII:

     We have audited the financial statements of Carlyle Real Estate Limited Partnership - XIII, a limited partnership, (the Partnership), as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.







                                           KPMG LLP



Chicago, Illinois
March 25, 2002

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 2001 AND 2000

                                                   ASSETS
                                                   ------
                                                                            2001             2000
                                                                        ------------      -----------
 Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  3,409,779        2,162,172
  Interest, rents and other receivables . . . . . . . . . . . . . . .         22,269           27,736
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .      3,432,048        2,189,908

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        105,188          105,188
                                                                        ------------     ------------

                                                                        $  3,537,236        2,295,096
                                                                        ============     ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)


                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2001              2000
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $    230,250          107,064
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .        230,250          107,064

Partnership's share of the maximum unfunded
  obligation under the indemnification agreement. . . . . . . . . . .          --           2,136,349
Distribution received in excess of recorded investment. . . . . . . .        661,228          661,228
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        891,478        2,904,641

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .      1,223,379        1,103,458
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (1,149,967)      (1,149,967)
                                                                        ------------     ------------
                                                                              74,412          (45,509)
                                                                        ------------     ------------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .    326,224,167      326,224,167
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .   (262,580,883)    (265,716,265)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (61,071,938)     (61,071,938)
                                                                        ------------     ------------
                                                                           2,571,346         (564,036)
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .      2,645,758         (609,545)
                                                                        ------------     ------------
                                                                        $  3,537,236        2,295,096
                                                                        ============     ============





                               See accompanying notes to financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                           2001             2000            1999
                                                       ------------     ------------    ------------
Income:
  Interest income . . . . . . . . . . . . . . . . .    $    114,317          137,952         275,237
  Dividend income . . . . . . . . . . . . . . . . .           --               --             20,757
  Other income. . . . . . . . . . . . . . . . . . .           --               --              4,158
                                                       ------------     ------------    ------------
                                                            114,317          137,952         300,152
                                                       ------------     ------------    ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . .           --               --            233,008
  Professional services . . . . . . . . . . . . . .         346,267          125,217         164,881
  Amortization of deferred expenses . . . . . . . .           --               --             12,196
  General and administrative. . . . . . . . . . . .         427,962          393,591         395,299
                                                       ------------     ------------    ------------
                                                            774,229          518,808         805,384
                                                       ------------     ------------    ------------
                                                           (659,912)        (380,856)       (505,232)
Partnership's share of the reduction of
  the maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . . .       3,572,177           89,468       2,809,020
Partnership's share of income (loss) from
  unconsolidated venture. . . . . . . . . . . . . .           --               --            (17,762)
                                                       ------------     ------------    ------------
        Earnings (loss) before gains (losses) on
          sale of securities or indirect partnership
          interest. . . . . . . . . . . . . . . . .       2,912,265         (291,388)      2,286,026
Gains (losses) on sale of securities or indirect
  partnership interest. . . . . . . . . . . . . . .         343,038            --            980,945
                                                       ------------     ------------    ------------
        Earnings (loss) before extraordinary item .       3,255,303         (291,388)      3,266,971




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED


                                                            2001            2000            1999
                                                       ------------     ------------    ------------
Extraordinary item. . . . . . . . . . . . . . . . .          --                --         (1,121,200)
                                                       ------------     ------------    ------------

       Net earnings (loss). . . . . . . . . . . . .    $  3,255,303         (291,388)      2,145,771
                                                       ============     ============    ============

Net earnings (loss) per limited partnership
  interest:
    Earnings (loss) before gains (losses) on
      sale of securities or indirect partnership
      interest. . . . . . . . . . . . . . . . . . .    $       7.98             (.80)           6.01
    Gains (losses) on sale of securities or
      indirect partnership interest . . . . . . . .             .97            --               2.66
    Extraordinary item. . . . . . . . . . . . . . .           --               --              (3.04)
                                                       ------------     ------------    ------------

      Net earnings (loss) . . . . . . . . . . . . .    $       8.95             (.80)           5.63
                                                       ============     ============    ============





















                               See accompanying notes to financial statements.

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                             (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                        NET                                    NET OF        NET
            CONTRI-   EARNINGS      CASH                      OFFERING     EARNINGS       CASH
            BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
            -------  ---------- ------------- -----------  ------------ ------------  -------------------------
Balance
 (deficit)
 December 31,
 1998 . . . .$1,000   1,025,076   (1,149,967)   (123,891)  326,224,167  (267,492,266)  (61,071,938) (2,340,037)

Net earnings
 (loss) . . .  --        90,038        --         90,038         --        2,055,733         --      2,055,733
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 December 31,
 1999 . . . . 1,000   1,115,114   (1,149,967)    (33,853)  326,224,167  (265,436,533)  (61,071,938)   (284,304)

Net earnings
 (loss) . . .  --       (11,656)       --        (11,656)        --         (279,732)        --       (279,732)
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 December 31,
 2000 . . . . 1,000   1,103,458   (1,149,967)    (45,509)  326,224,167  (265,716,265)  (61,071,938)   (564,036)

Net earnings
 (loss) . . .  --       119,921        --        119,921         --        3,135,382         --      3,135,382
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 December 31,
 2001 . . . .$1,000   1,223,379   (1,149,967)     74,412   326,224,167  (262,580,883)  (61,071,938)  2,571,346
             ====== ===========   ========== ===========   ===========  ============   =========== ===========


                                 See accompanying notes to financial statements.

<table>                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                            2001            2000            1999
                                                       ------------     ------------    ------------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $  3,255,303         (291,388)      2,145,771
  Items not requiring (providing) cash or
   cash equivalents:
    Amortization of deferred expenses . . . . . . .           --               --             12,196
    Amortization of discount on long-term debt. . .           --               --            211,460
    Partnership's share of income (loss) from
      unconsolidated venture. . . . . . . . . . . .           --               --             17,762
    Partnership's share of the reduction of the
      maximum unfunded obligation under and
      income related to termination of the
      indemnification agreement . . . . . . . . . .      (3,572,177)         (89,468)     (2,809,020)
    Gains (loss) on sale of securities or indirect
      partnership interest. . . . . . . . . . . . .        (343,038)           --           (980,945)
    Extraordinary item. . . . . . . . . . . . . . .           --               --          1,121,200
  Changes in:
    Interest, rents and other receivables . . . . .           5,591           13,564        (186,349)
    Accounts payable. . . . . . . . . . . . . . . .         123,186            6,076         (62,466)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .        (531,135)        (361,216)       (530,391)
                                                       ------------     ------------    ------------
Cash flows from investing activities:
  Partnership's advance to affiliated entity. . . .           --               --           (105,188)
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .           --               --          2,540,348
  Cash proceeds from Partnership's share of gain
    on sale of indirect partnership interest. . . .         343,038            --              --
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . .       1,435,704            --          1,041,252
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       1,778,742            --          3,476,412
                                                       ------------     ------------    ------------




                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                            2001            2000            1999
                                                       ------------     ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .           --               --         (3,000,000)
                                                       ------------     ------------    ------------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .           --               --         (3,000,000)
                                                       ------------     ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       1,247,607         (361,216)        (53,979)

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       2,162,172        2,523,388       2,577,367
                                                       ------------     ------------    ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $  3,409,779        2,162,172       2,523,388
                                                       ============     ============    ============


Supplemental disclosure of cash flow information:
    Net distributions in excess of recorded
      investment. . . . . . . . . . . . . . . . . .    $      --               --           (661,228)
                                                       ============     ============    ============

    Sale of securities:
      Gain on sale of securities. . . . . . . . . .    $      --               --            980,945
      Basis in securities . . . . . . . . . . . . .           --               --          1,559,403
                                                       ------------     ------------     -----------
          Cash proceeds from sale of securities . .    $      --               --          2,540,348
                                                       ============     ============     ===========

    Retirement of long-term debt:
      Principal balance due on long-term debt . . .    $      --               --          1,878,800
      Payment on long-term debt . . . . . . . . . .           --               --         (3,000,000)
                                                       ------------     ------------     -----------
          Extraordinary item. . . . . . . . . . . .    $      --               --         (1,121,200)
                                                       ============     ============     ===========



                               See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001, 2000 AND 1999


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

     The equity method of accounting had been applied with respect to the Partnership's 25% indirect interest in JMB/NYC through Carlyle-XIII Associates, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). As of October 9, 1996 ("Effective Date"), the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership had no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring which was terminated upon sale of JMB/NYC's interest of the 1290 Partnership) and had no influence or control over the day-to-day affairs of the joint ventures which owned the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 2001 and 2000 is summarized as follows:

                             2001                   2000
                    ------------------------------------------------
                                  TAX BASIS               TAX BASIS
                      GAAP BASIS (UNAUDITED)  GAAP BASIS (UNAUDITED)
                     ----------- ----------- ----------- ----------
Total assets. . . . .$ 3,537,236  43,527,055   2,295,096 42,465,040

Partners' capital
 accounts (deficits):
  General partners. .     74,412  (2,818,209)    (45,509)(3,973,929)
  Limited partners. .  2,571,346 (15,812,848)   (564,036)(46,941,989)

Net earnings (loss):
  General partners. .    119,921   1,155,720     (11,656)    57,434
  Limited partners. .  3,135,382  31,129,141    (279,732) 1,378,406

Net earnings (loss)
 per limited part-
 nership interest . .       8.95       88.82        (.80)      3.92
                     =========== =========== ======================

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period. Deficit capital accounts could result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes to the General Partners and Holders of Interests.

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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,409,779 and $2,162,172 at December 31, 2001 and 2000,
respectively) as cash equivalents, which includes investments in an institutional mutual fund that holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, interests in nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. Twenty-two properties have been sold or disposed of by the Partnership as of December 31, 2001.

     VENTURE AGREEMENT - GENERAL

     The Partnership at December 31, 2001 is a party to one operating joint venture agreement (JMB/NYC). Pursuant to such agreement, the Partnership made initial capital contributions of approximately $43,254,393 (before legal and other acquisition costs).


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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") that owned 237 Park Avenue, 1290 Avenue of the Americas and the 2 Broadway Building, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC; and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to the 237 Park Avenue and the 1290 Avenue of the Americas Buildings.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of 2 Broadway. In June 1995, the 2 Broadway Joint Venture filed its pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia & York affiliates.

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties (collectively, the "Properties") were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001, rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price").

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring).

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income in the accompanying statements of operations is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership (prior to its sale in January 2002) was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership elected to acquire JMB/NYC's interest, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000, in March 2002.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000 and is reflected in the accompanying financial statements). Such amount was paid in May 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and the collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

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

     It is not expected that the Partnership will make any significant distributions to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership during 2001 and the sale of JMB/NYC's interest in the 237 Partnership in 2002, Holders of Interests have recognized or will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain was recognized in 2001 and as a result of the sale of the interest in the 237 Partnership, the remaining amount of such gain was recognized in 2002. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     LONG BEACH PLAZA

     During 1998, the Partnership transferred title to the land, building and improvements, and other assets and liabilities related to the property in consideration of a discharge of the mortgage loan and payment of $10 in cash.

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

1001 FOURTH AVENUE PLAZA

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office building. This office building property had been owned by 1001 Fourth Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it had discovered soil and possible groundwater contamination on its property that it believed had emanated from underground fuel storage tanks allegedly operated by Associates. NOP advised that its site was contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that approximately 80,000 to 90,000 tons of contaminated soil have been excavated and disposed of off-site. NOP also stated that impacted groundwater recovered during excavation has been addressed as necessary. NOP advised that it had incurred costs of investigation and remedial action at the site and would seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter.

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, soil removal costs, consulting fees and attorneys' fees incurred to the date of the letter. In the November 30, 2001 demand, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamination of the NOP property that might arise from the contamination alleged to exist currently at the 1001 Fourth Avenue Plaza office building site. Such future costs could materially increase the ultimate costs that NOP might seek to recover. The Partnership has engaged counsel and is in the process of developing information sufficient to respond to the issues raised by NOP's demands. In addition, NOP's demands do not include costs for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Fourth Avenue Plaza office building site and the Partnership does not have preliminary estimates of these potential costs. At this time the Partnership is unable to determine what liability, if any, it has for the total or a portion of the total costs, fees, and related expenses that may be sought in connection with the alleged contamination, but it intends to vigorously defend itself in this matter.

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

     The Partnership Agreement provides that the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property of up to 3% of the selling price of a property, and that the remaining net proceeds for any property sold or refinanced be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners are entitled to receive 1% until the Holders of Interests (i) have received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) and (ii) have received cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive distributions to the above levels. As of the date of this report, the General Partners have received $123,891 in distributions of net sale proceeds which are expected to be returned upon liquidation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 2001, 2000 and 1999 are as follows:
                                                           UNPAID AT
                                                          DECEMBER 31,
                                   2001   2000     1999      2001
                                 ------- -------  ------- ------------

Insurance commissions . . . . . .$  --     1,697    1,248      --
Reimbursement (at cost) for
 accounting services. . . . . . . 30,086  21,697      232     7,155
Reimbursement (at cost) for
 portfolio management services. . 14,407  16,794   33,650       251
Reimbursement (at cost) for
 legal services . . . . . . . . . 41,929  19,093   16,817    10,225
Reimbursement (at cost) for
 administrative charges and
 other out-of-pocket expenses . . 12,288   4,043    5,670      --
                                 ------- -------  -------    ------
                                 $98,710  63,324   57,617    17,631
                                 ======= =======  =======    ======

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


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2001
                       ----------------------------------------------
                            3/31       6/30       9/30        12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $   28,993     33,752     31,289      20,283
                         ========== ========== ==========  ==========
Earnings (loss) before
 gain on sale of indirect
 partnership interest .  $3,437,804   (157,955)  (109,262)   (258,322)
Partnership's share of
 gain on sale of indirect
 partnership interest .     343,038      --         --          --
                         ---------- ---------- ----------  ----------
Net earnings (loss) . .  $3,780,842   (157,955)  (109,262)   (258,322)
                         ========== ========== ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   gain on sale of
   indirect partnership
   interest . . . . . .  $     9.38       (.43)      (.30)       (.71)
  Partnership's share of
   gain on sale of
   indirect partnership
   interest . . . . . .         .97      --         --          --
                         ---------- ---------- ----------  ----------
    Net earnings (loss)  $    10.35       (.43)      (.30)       (.71)
                         ========== ========== ==========  ==========


                                            2000
                       ----------------------------------------------
                            3/31       6/30       9/30        12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $   30,167     37,508     35,313      34,964
                         ========== ========== ==========  ==========

Net earnings (loss) . .  $  (79,546)  (125,997)    (9,217)    (76,628)
                         ========== ========== ==========  ==========

Net earnings (loss) per
 Interest:
    Net earnings (loss)  $     (.21)      (.33)      (.02)       (.24)
                         ========== ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 2001 and 2000.


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

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Corporate General Partner of the Partnership are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------
Judd D. Malkin            Chairman                      5/03/71
                          Director                      5/03/71
                          Chief Financial Officer       2/22/96
Neil G. Bluhm             President                     5/03/71
                          Director                      5/03/71
Burton E. Glazov          Director                      7/01/71
Stuart C. Nathan          Director                      3/14/73
A. Lee Sacks              Director                      5/09/88
John G. Schreiber         Director                      3/14/73
H. Rigel Barber           Chief Executive Officer       8/01/93
                          Executive Vice President      1/02/87
Gary Nickele              Executive Vice President      1/01/92
                          General Counsel               2/27/84
Gailen J. Hull            Senior Vice President         6/01/88

Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 2002. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 2002. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIV.

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, in the associate general partner in the Partnership and Carlyle-XIV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 64) is Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC, and an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 64) is Executive Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC, and an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 63) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 60) was, until August 2001, an Executive Vice President of JMB and, until December 2000, an officer and/or director of certain JMB affiliates. Mr. Nathan has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 68) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 55) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation and of The Rouse Company, as well as a director of a number of mutual funds advised by T. Rowe Price Associates, Inc. From February 1995 until November 2000, Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice President of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 53) is Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC. Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 49) is Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 53) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Notes for a description of such distributions and allocations. In 2001, the General Partners received no distributions and the Corporate General Partner received no management fee. The General Partners received an allocation of Partnership profits for Federal income tax purposes aggregating $1,155,720 in 2001. Such allocation of profits reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

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

     The Partnership is permitted to engage in various transactions involving the Corporate General Partner of the Partnership or its affiliates, as described in the Notes, which may involve conflicts of interest for the General Partners or their affiliates. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 2001, the Corporate General Partner of the Partnership or its affiliates were paid $12,288 as reimbursement for such out-of-pocket expenses. The General Partners are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 2001 were $86,422 of which $17,631 was unpaid at December 31, 2001.

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

                10-R.   Restructuring Agreement related to 237/1290 Upper
Tier Associates, L.P. dated October 27, 1999 is incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

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

     No annual report or proxy material for the fiscal year 2001 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 2002

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 2002

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 2002


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President and
                        Principal Accounting Officer
                Date:   March 25, 2002

                By:     A. LEE SACKS*
                        A. Lee Sacks, Director
                Date:   March 25, 2002

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Director
                Date:   March 25, 2002


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 2002

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

10-N.     Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996                   Yes

10-0.     Amended and Restated Limited
          Partnership of 237/1290 Upper
          Tier Associates, L.P. dated
          as of October 10, 1996                         Yes

10-P.     Assignment of Limited Partnership
          Interest by Carlyle Real Estate
          Limited Partnership - XIII dated
          March 2, 1998                                  Yes

10-Q.     Loan Pay-Off Agreement between
          Trizechahn Developments, Inc. and
          Carlyle Real Estate Partnership - XIII
          dated December 13, 1999                        Yes

10-R.     Restructuring Agreement related to
          237/1290 Upper Tier Associates, L.P.
          dated October 27, 1999                         Yes

10-S.     Contribution Agreement between
          237/120 Upper Tier Associates, L.P.
          and Oak Hill Strategic Partners, L.P.          Yes

10-T.     Amendment and Release Agreement by
          and among Metropolis Realty Trust, Inc.
          Property Partners, L.P., Carlyle
          Associates-XIII Associates, L.P. and
          Carlyle-XIV Associates, L.P.                   Yes

10-U.     Third Amended and Restated Partnership
          Agreement of 237/1290 Upper Tier
          Associates, L.P. by and between
          237/1290 Upper Tier GP Corp. Carlyle
          Managers, Inc., a JMB/NYC Office
          Building Associates, L.P. dated
          November 19, 1999                              Yes

10-V.     Intercreditor Agreement among
          Michigan Avenue L.L.C., Carlyle-XIII
          Associates, L.P. Carlyle-XIV Associates,
          L.P. and Property Partners, L.P.
          dated November 19, 1999                        Yes

21.       List of Subsidiaries                           No

24.       Powers of Attorney                             No

------------------

     * Previously filed as exhibits to the Partnership's Registration Statement on Form S-11 (as amended) under the Securities Exchange Act of 1933 and the Partnership's prior Reports on Form 8-K and Form 10-K of the Securities Exchange Act of 1934.