Form 10-Q
period 2002-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2002-05-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2002         Commission file #0-12791




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

                            BALANCE SHEETS
                 MARCH 31, 2002 AND DECEMBER 31, 2001
                              (UNAUDITED)


                                ASSETS
                                ------
                                          MARCH 31,      DECEMBER 31,
                                            2002            2001
                                        ------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $  3,404,382       3,409,779
  Other receivables . . . . . . . . .         21,490          22,269
                                        ------------    ------------
        Total current assets. . . . .      3,425,872       3,432,048

Other assets. . . . . . . . . . . . .        105,188         105,188
                                        ------------    ------------
                                        $  3,531,060       3,537,236
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .   $    210,964         230,250
                                        ------------    ------------
        Total current liabilities . .        210,964         230,250

Distributions received in excess
 of recorded investment . . . . . . .          --            661,228
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .        210,964         891,478
                                        ------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (losses).      1,225,738       1,223,379
    Cumulative cash distributions . .     (1,149,967)     (1,149,967)
                                        ------------    ------------
                                              76,771          74,412
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    326,224,167     326,224,167
    Cumulative net earnings (losses).   (261,908,904)   (262,580,883)
    Cumulative cash distributions . .    (61,071,938)    (61,071,938)
                                        ------------    ------------
                                           3,243,325       2,571,346
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .      3,320,096       2,645,758
                                        ------------    ------------
                                        $  3,531,060       3,537,236
                                        ============    ============


            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                               2002           2001
                                            ----------     ----------

Income:
  Interest income . . . . . . . . . . .     $   15,580         28,993
                                            ----------     ----------

                                                15,580         28,993
                                            ----------     ----------

Expenses:
  Professional services . . . . . . . .         82,949         81,799
  General and administrative. . . . . .         78,789         81,567
                                            ----------     ----------
                                               161,738        163,366
                                            ----------     ----------
                                              (146,158)      (134,373)
Partnership's share of the reduction
  of the maximum unfunded obligation
  under and income related to
  termination of the indemnification
  agreement . . . . . . . . . . . . . .          --         3,572,177
                                            ----------     ----------

Earnings (loss) before partnership
  share of gains on sale of indirect
  partnership interests . . . . . . . .       (146,158)     3,437,804

Partnership's share of gains on
  sale of indirect partnership
  interests . . . . . . . . . . . . . .        820,496        343,038
                                            ----------     ----------

      Net earnings (loss) . . . . . . .     $  674,338      3,780,842
                                            ==========     ==========


      Net earnings (loss) per
       limited partnership interest:
         Earnings (loss) before
           partnership's share of
           gains on sale of indirect
           partnership interests. . . .     $     (.40)          9.38
         Partnership's share of gains
           on sale of indirect
           partnership interests. . . .           2.32            .97
                                            ----------     ----------

            Net earnings (loss) . . . .     $     1.92          10.35
                                            ==========     ==========









            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              (UNAUDITED)



                                               2002           2001
                                            ----------     ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .     $  674,338      3,780,842
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the
      indemnification agreement . . . .          --        (3,572,053)
    Partnership's share of gains on
      sale of indirect partnership
      interests . . . . . . . . . . . .       (820,496)      (343,038)
  Changes in:
    Rents and other receivables . . . .            779          2,211
    Accounts payable. . . . . . . . . .        (19,286)        63,276
                                            ----------     ----------
        Net cash provided by
          (used in) operating
          activities. . . . . . . . . .       (164,665)       (68,762)
                                            ----------     ----------

Cash flows from investing activities:
  Cash proceeds from Partnership's
    share of gains on sale of
    indirect partnership interests. . .        159,268          --
                                            ----------     ----------
        Net cash provided by
          investing activities. . . . .        159,268          --
                                            ----------     ----------

        Net increase (decrease)
          in cash and cash
          equivalents . . . . . . . . .         (5,397)       (68,762)
        Cash and cash equivalents,
          beginning of year . . . . . .      3,409,779      2,162,172
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $3,404,382      2,093,410
                                            ==========     ==========

Supplemental disclosure of cash
 flow information:
  Non-cash activities:
    Recognition of reduction of
      distributions received in
      excess of recorded investment
      as gain . . . . . . . . . . . . .     $  661,228          --
                                            ==========     ==========






            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 2002 AND 2001

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2001, which are included in the Partnership's 2001 Annual Report on Form 10-K (File No. 0-12791) filed on April 1, 2002, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2001 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the three months ended
March 31, 2002 and 2001 were as follows:

                                                         Unpaid at
                                                         March 31,
                                      2002     2001        2002
                                    -------   ------   -------------
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses. . . . .   $12,502   12,584        9,361
                                    =======   ======       ======

JMB/NYC

     JMB/NYC is a limited partnership among Carlyle-XIII Associates, L.P., and its affiliates Carlyle-XIV Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 25% shareholder of Carlyle Managers, Inc. and holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 25% shareholder. The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC's indirect interest in the 1290 Partnership was sold, and as a result, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership

(prior to its sale in January 2002) was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000 in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment was reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2002, was approximately $174,896,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership.

1001 FOURTH AVENUE PLAZA

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office
building.   This office building property had been owned by 1001 Fourth
Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it has discovered soil and possible groundwater contamination on its property that it believed had emanated from underground fuel storage tanks allegedly operated by Associates. NOP advised that its site was contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that approximately 80,000 to 90,000 tons of contaminated soil have been excavated and disposed of off-site. NOP also stated that impacted groundwater recovered during excavation has been addressed as necessary. NOP advised that it had incurred costs of investigation and remedial action at the site and would seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter.

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, soil removal costs, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamina-tion of the NOP property that might arise from the contamination alleged to exist currently at the 1001 Fourth Avenue Plaza office building site. Such future costs could materially increase the ultimate costs that NOP might seek to recover. The Partnership has engaged counsel and is in the process of developing information sufficient to respond to the issues raised by NOP's demands. In addition, NOP's demands do not include costs for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Fourth Avenue Plaza office building site and the Partnership does not have preliminary estimates of these potential costs. At this time the Partnership is unable to determine what liability, if any, it has for the total or a portion of the total costs, fees, and related expenses that may be sought in connection with the alleged contamination, but it intends to vigorously defend itself in this matter.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2002 and for the three months ended March 31, 2002 and 2001.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At March 31, 2002, the Partnership had cash and cash equivalents of approximately $3,404,000. These funds are available for working capital requirements and reserves and contingent liabilities and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC's indirect interest in the 237 Partnership was sold in January 2002. The Partnership received its share of the proceeds from such sale (approximately $159,000) in March 2002.

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

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, soil removal costs, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamina-tion of the NOP property that might arise from the contamination alleged to exist currently at the 1001 Fourth Avenue Plaza office building site. Such future costs could materially increase the ultimate costs that NOP might seek to recover. The Partnership has engaged counsel and is in the process of developing information sufficient to respond to the issues raised by NOP's demands. In addition, NOP's demands do not include costs for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Fourth Avenue Plaza office building site and the Partnership does not have preliminary estimates of these potential costs. At this time the Partnership is unable to determine what liability, if any, it has for the total or a portion of the total costs, fees, and related expenses that may be sought in connection with the alleged contamination, but it intends to vigorously defend itself in this matter.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership prior to its sale in January 2002 was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment was reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2002, was approximately $174,896,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed above, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement which had been reflected as a liability.

     The Partnership will not make any significant distributions to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 237 Partnership in January 2002, Holders of Interests will recognize in the current year a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their remaining deficit capital account balances for tax purposes related to such investment). Sale proceeds that will likely be distributed upon liquidation of the Partnership will be significantly less than the gain. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     Given that the 237 Partnership was the Partnership's last investment property, the Partnership is working to resolve the environmental matter at 1001 Fourth Avenue Plaza office building. If such environmental matter is resolved prior to December 31, 2002, and barring any unexpected circumstances, the Partnership will terminate at the end of 2002. If such matter is not resolved, the Partnership may liquidate in a later year. The Partnership expects to make a minimal liquidating distribution upon termination; however, Holders of Interests are only expected to receive, in total, less than one-sixth of their original investment from all cash sources.

RESULTS OF OPERATIONS

     The decrease in distributions received in excess of recorded investment at March 31, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January, 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc. Such investment has been reduced to zero and included in the Partnership's share of gain on sale of indirect partnership interest due to the sale of the Partnership's last investment property in January 2002.

     The decrease in interest income for the three months ended March 31, 2002 as compared to the same period in 2001 is primarily due to lower interest rates in 2002.

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

     The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2002 is the aggregate of the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment. The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership in March 2001.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $174,896,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.

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

        10-A. Assignment of Interest in Oak Hill Strategic Partners, L.P. by and between 237/1290 Upper Tier Associates, L.P. and FW Strategic Asset Management, LP dated as of
                January 31, 2002 is hereby incorporated herein by reference to the Partnership's Report for January 31, 2002 on Form 8-K (File No. 0-12791) dated February 21, 2002.

        (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                     The Partnership's report on Form 8-K for January 31,
                2002 (File No. 0-12791) describing the sale of JMB/NYC's indirect interest in the 237 Partnership.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                     Date: May 13, 2002