Form 10-Q
period 2002-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2002-08-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2002          Commission file #0-12791




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

                            BALANCE SHEETS
                  JUNE 30, 2002 AND DECEMBER 31, 2001
                              (UNAUDITED)


                                ASSETS
                                ------
                                          JUNE 30,       DECEMBER 31,
                                            2002            2001
                                        ------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $  3,277,907       3,409,779
  Other receivables . . . . . . . . .         23,950          22,269
                                        ------------    ------------
        Total current assets. . . . .      3,301,857       3,432,048

Other assets. . . . . . . . . . . . .          --            105,188
                                        ------------    ------------
                                        $  3,301,857       3,537,236
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable and
    accrued expenses. . . . . . . . .   $    471,686         230,250
                                        ------------    ------------
        Total current liabilities . .        471,686         230,250

Distributions received in excess
 of recorded investment . . . . . . .          --            661,228
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .        471,686         891,478
                                        ------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (losses).      1,206,141       1,223,379
    Cumulative cash distributions . .     (1,149,967)     (1,149,967)
                                        ------------    ------------
                                              57,174          74,412
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    326,224,167     326,224,167
    Cumulative net earnings (losses).   (262,379,232)   (262,580,883)
    Cumulative cash distributions . .    (61,071,938)    (61,071,938)
                                        ------------    ------------
                                           2,772,997       2,571,346
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .      2,830,171       2,645,758
                                        ------------    ------------
                                        $  3,301,857       3,537,236
                                        ============    ============

            See accompanying notes to financial statements.

<table>                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30                      JUNE 30
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .   $   14,356        33,752        29,936        62,745
                                                    ----------    ----------    ----------    ----------
                                                        14,356        33,752        29,936        62,745
                                                    ----------    ----------    ----------    ----------
Expenses:
  Professional services . . . . . . . . . . . . .       69,304        54,647       152,253       136,446
  General and administrative. . . . . . . . . . .      434,977       137,060       513,766       218,627
                                                    ----------    ----------    ----------    ----------
                                                       504,281       191,707       666,019       355,073
                                                    ----------    ----------    ----------    ----------
                                                      (489,925)     (157,955)     (636,083)     (292,328)
Partnership's share of the reduction of the
  maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . .        --            --            --        3,572,177
                                                    ----------    ----------    ----------    ----------
Earnings (loss) before partnership share of
  gains on sale of indirect partnership
  interests . . . . . . . . . . . . . . . . . . .     (489,925)     (157,955)     (636,083)    3,279,849
Partnership's share of gains on sale of
  indirect partnership interests. . . . . . . . .        --            --          820,496       343,038
                                                    ----------    ----------    ----------    ----------
      Net earnings (loss) . . . . . . . . . . . .   $ (489,925)     (157,955)      184,413     3,622,887
                                                    ==========    ==========    ==========    ==========
      Net earnings (loss) per limited
       partnership interest:
         Earnings (loss) before partnership's
           share of gains on sale of indirect
           partnership interests. . . . . . . . .   $    (1.34)         (.43)        (1.74)         8.95
         Partnership's share of gains on sale
           of indirect partnership interests. . .        --            --             2.32           .97
                                                    ----------    ----------    ----------    ----------
            Net earnings (loss) . . . . . . . . .   $    (1.34)         (.43)          .58          9.92
                                                    ==========    ==========    ==========    ==========

                               See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)



                                               2002           2001
                                            ----------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .     $  184,413      3,622,887
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the
      indemnification agreement . . . .          --        (3,572,053)
    Partnership's share of gains on
      sale of indirect partnership
      interests . . . . . . . . . . . .       (820,496)      (343,038)
  Changes in:
    Other receivables . . . . . . . . .         (1,681)          (557)
    Other assets. . . . . . . . . . . .          1,427          --
    Accounts payable and
      accrued expenses. . . . . . . . .        241,436         13,736
                                            ----------     ----------
        Net cash provided by
          (used in) operating
          activities. . . . . . . . . .       (394,901)      (279,025)
                                            ----------     ----------

Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures . . . . . .          --         1,435,704
  Cash proceeds from Partnership's
    share of gains on sale of
    indirect partnership interests. . .        159,268        343,038
  Return of Partnership's advance
    to affiliated entity. . . . . . . .        103,761          --
                                            ----------     ----------
        Net cash provided by (used in)
          investing activities. . . . .        263,029      1,778,742
                                            ----------     ----------
        Net increase (decrease)
          in cash and cash
          equivalents . . . . . . . . .       (131,872)     1,499,717
        Cash and cash equivalents,
          beginning of year . . . . . .      3,409,779      2,162,172
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $3,277,907      3,661,889
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

                        JUNE 30, 2002 AND 2001

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                                                         Unpaid at
                                                          June 30,
                                      2002      2001       2002
                                    -------    ------    ---------
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses. . . . .   $59,374    52,102      26,167
                                    =======    ======      ======

JMB/NYC

     JMB/NYC is a limited partnership among Carlyle-XIII Associates, L.P., and its affiliates, Carlyle-XIV Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 25% shareholder of Carlyle Managers, Inc. and holds, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. is Carlyle Investors, Inc., of which the Partnership is a 25% shareholder. The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. is an affiliate of the Partnership.

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

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC has been a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership (prior to its sale in January 2002) was significantly less than 1% of the 237 Partnership.) The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000 in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property associated with JMB/NYC, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. The Partnership received $103,761 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC.

1001 FOURTH AVENUE PLAZA

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office building (the "1001 Property"). The 1001 Property had been owned by 1001 Fourth Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it has discovered soil and possible groundwater contamination on its property that it believed had emanated from underground fuel storage tanks allegedly operated by Associates. NOP advised that its site was contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that approximately 80,000 to 90,000 tons of contaminated soil have been excavated and disposed of off-site. NOP also stated that impacted groundwater recovered during excavation has been addressed as necessary. NOP advised that it had incurred costs of investigation and remedial action at the site and would seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter.

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, soil removal costs, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamina-tion of the NOP property that might arise from the contamination alleged to exist currently at the 1001 Property site. Such future costs could
materially increase the ultimate costs that NOP might seek to recover.   In
addition, NOP's demands do not include costs for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Property site and the Partnership does not have preliminary estimates of these potential costs. The Partnership engaged counsel and developed information sufficient to respond to the issues raised by NOP's demands.

     A settlement in principle of this matter was reached as a result of a mediation in July 2002 involving NOP, the Partnership and other alleged responsible parties. Under the terms of the proposed settlement, among other things, the Partnership agreed to pay NOP a sum of money, NOP agreed in concept to release its claims against the Partnership with respect to the alleged contamination of NOP's property, and the current owner of the 1001 Property committed in concept to certain remedial actions. The Partnership has accrued as a liability its share of the proposed settlement.

     Completion of the proposed settlement is subject to negotiation and execution of final, binding agreements, and there is no assurance that such agreements will be executed or that there will be no material change in the terms of the settlement (including the Partnership's obligations thereunder) as compared to the terms described above for the proposed settlement. If a settlement is not completed, the Partnership intends to vigorously defend itself in this matter, and it is unlikely that the Partnership would be able to finish its winding up and terminate prior to the end of 2002. Even if a settlement is completed, such settlement may not be completed on a timely or other basis that will allow the Partnership to finish its winding up and terminate prior to the end of 2002.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At June 30, 2002, the Partnership had cash and cash equivalents of approximately $3,278,000. These funds are available for working capital requirements and reserves, the proposed settlement relating to the 1001 property, contingent liabilities and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC's indirect interest in the 237 Partnership was sold in January 2002. The Partnership received its share of the proceeds from such sale (approximately $159,000) in March 2002. In addition, the Partnership received approximately $104,000 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC.

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office building (the "1001 Property"). The 1001 Property had been owned by 1001 Fourth Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it had discovered soil and possible groundwater contamination on its property that it believed had emanated from underground fuel storage tanks allegedly operated by Associates. NOP advised that its site was contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that approximately 80,000 to 90,000 tons of contaminated soil have been excavated and disposed of off-site. NOP also stated that impacted groundwater recovered during excavation has been addressed as necessary. NOP advised that it had incurred costs of investigation and remedial action at the site and would seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter.

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, soil removal costs, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamination of the NOP property that might arise from the contamination alleged to exist currently at the 1001 Property site. Such future costs could materially increase the ultimate costs that NOP might seek to recover. In addition, NOP's demands do not include costs for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Property site and the Partnership does not have preliminary estimates of these potential costs. The Partnership engaged counsel and developed information sufficient to respond to the issues raised by NOP's demands.

     A settlement in principle of this matter was reached as a result of a mediation in July 2002 involving NOP, the Partnership and other alleged responsible parties. Under the terms of the proposed settlement, among other things, the Partnership agreed to pay NOP a sum of money, NOP agreed in concept to release its claims against the Partnership with respect to the alleged contamination of NOP's property, and the current owner of the 1001 Property committed in concept to certain remedial actions. The Partnership has accrued as a liability its share of the proposed settlement.

     Completion of the proposed settlement is subject to negotiation and execution of final, binding agreements, and there is no assurance that such agreements will be executed or that there will be no material change in the terms of the settlement (including the Partnership's obligations thereunder) as compared to the terms described above for the proposed settlement. If a settlement is not completed, the Partnership intends to vigorously defend itself in this matter, and it is unlikely that the Partnership would be able to finish its winding up and terminate prior to the end of 2002. Even if a settlement is completed, such settlement may not be completed on a timely or other basis that will allow the Partnership to finish its winding up and terminate prior to the end of 2002.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership prior to its sale in January 2002 was significantly less than 1% of the 237 Partnership.) The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. The Partnership received $103,761 in May 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC.

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

     Given that the 237 Partnership was the Partnership's last investment property, the Partnership is working to resolve the environmental matter at the 1001 Property. If such environmental matter is resolved prior to December 31, 2002, and barring any unexpected circumstances, the Partnership will terminate at the end of 2002. If such matter is not resolved, the Partnership may liquidate in a later year. The Partnership expects to make a minimal liquidating distribution upon termination; however, Holders of Interests are only expected to receive, in total over the entire term of the Partnership, less than one-sixth of their original investment from all cash sources.

RESULTS OF OPERATIONS

     The decrease in other assets at June 30, 2002 as compared to December 31, 2001 is due to the return of the Partnership's 1999 advance to the limited partners of JMB/NYC related to the tranche of the Purchase Note, as described more fully in the Notes.

     The increase in accounts payable and accrued expenses at June 30, 2002 as compared to December 31, 2001 is primarily due to the accrual for the proposed settlement relating to the 1001 Property, discussed more fully in the Notes.

     The decrease in distributions received in excess of recorded investment at June 30, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January, 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc. Such investment has been reduced to zero and included in the Partnership's share of gain on sale of indirect partnership interest due to the sale of the Partnership's last investment property in January 2002.

     The decrease in interest income for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to lower interest rates on invested funds in 2002.

     The increase in professional services for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to accruals made for legal and other professional services in regards to the environmental issues at 1001 Fourth Avenue Plaza, discussed more fully in the Notes.

     The increase in general and administrative expenses for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to the accrual for the proposed settlement relating to the 1001 Property.

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

     The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2002 is the aggregate of the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment. The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership in March 2001.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        3-A.    Amended and Restated Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus is filed herewith.

        3-B.    Acknowledgement of rights and duties of the General
Partners of the Partnership between ABPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-12791) dated November 8, 1996.

        99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.



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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer and
                           Principal Accounting Officer
                     Date: August 12, 2002