Form 10-Q
period 2002-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2002-11-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2002     Commission file #0-12791




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    12

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    17



PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities. . . . . . . . . . .    18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    18

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS
               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                              (UNAUDITED)


                                ASSETS
                                ------
                                       SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                       -------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $  3,200,378       3,409,779
  Other receivables . . . . . . . . .         22,857          22,269
                                        ------------    ------------
        Total current assets. . . . .      3,223,235       3,432,048

Other assets. . . . . . . . . . . . .          --            105,188
                                        ------------    ------------
                                        $  3,223,235       3,537,236
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable and
    accrued expenses. . . . . . . . .   $    703,726         230,250
                                        ------------    ------------
        Total current liabilities . .        703,726         230,250

Distributions received in excess
 of recorded investment . . . . . . .          --            661,228
                                        ------------    ------------
Commitments and contingencies

        Total liabilities . . . . . .        703,726         891,478
                                        ------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (losses).      1,193,614       1,223,379
    Cumulative cash distributions . .     (1,149,967)     (1,149,967)
                                        ------------    ------------
                                              44,647          74,412
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    326,224,167     326,224,167
    Cumulative net earnings (losses).   (262,677,367)   (262,580,883)
    Cumulative cash distributions . .    (61,071,938)    (61,071,938)
                                        ------------    ------------
                                           2,474,862       2,571,346
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .      2,519,509       2,645,758
                                        ------------    ------------
                                        $  3,223,235       3,537,236
                                        ============    ============

            See accompanying notes to financial statements.

<table>                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                 (UNAUDITED)
                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                      ------------------------  ------------------------
                                                          2002         2001         2002         2001
                                                       ----------   ----------   ----------   ----------
Income:
  Interest income . . . . . . . . . . . . . . . . . .  $   13,101       31,289       43,037       94,034
  Other income. . . . . . . . . . . . . . . . . . . .      74,403        --          74,403        --
                                                       ----------   ----------   ----------   ----------
                                                           87,504       31,289      117,440       94,034
                                                       ----------   ----------   ----------   ----------
Expenses:
  Professional services . . . . . . . . . . . . . . .     276,215       41,764      428,468      178,210
  General and administrative. . . . . . . . . . . . .     125,303       98,787      639,069      317,414
                                                       ----------   ----------   ----------   ----------
                                                          401,518      140,551    1,067,537      495,624
                                                       ----------   ----------   ----------   ----------
                                                         (314,014)    (109,262)    (950,097)    (401,590)
Partnership's share of the reduction of the maximum
  unfunded obligation under and income related to
  termination of the indemnification agreement. . . .       --           --           --       3,572,177
                                                       ----------   ----------   ----------   ----------
Earnings (loss) before partnership share of gains
  on sale of indirect partnership interests . . . . .    (314,014)    (109,262)    (950,097)   3,170,587
Partnership's share of gains on sale of indirect
  partnership interests . . . . . . . . . . . . . . .       3,352        --         823,848      343,038
                                                       ----------   ----------   ----------   ----------
      Net earnings (loss) . . . . . . . . . . . . . .  $ (310,662)    (109,262)    (126,249)   3,513,625
                                                       ==========   ==========   ==========   ==========
      Net earnings (loss) per limited
       partnership interest:
         Earnings (loss) before partnership's
           share of gains on sale of indirect
           partnership interests. . . . . . . . . . .  $     (.86)        (.30)       (2.60)        8.65
         Partnership's share of gains on sale
           of indirect partnership interests. . . . .         .01        --            2.33          .97
                                                       ----------   ----------   ----------   ----------
            Net earnings (loss) . . . . . . . . . . .  $     (.85)        (.30)        (.27)        9.62
                                                       ==========   ==========   ==========   ==========

                               See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)



                                               2002           2001
                                            ----------     ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .     $ (126,249)     3,513,625
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under
      and income related to the
      termination of the
      indemnification agreement . . . .          --        (3,572,177)
    Partnership's share of gains on
      sale of indirect partnership
      interests . . . . . . . . . . . .       (823,848)      (343,038)
  Changes in:
    Other receivables . . . . . . . . .           (983)         2,576
    Other assets. . . . . . . . . . . .          1,427          --
    Accounts payable and
      accrued expenses. . . . . . . . .        473,476         20,641
                                            ----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .       (476,177)      (378,373)
                                            ----------     ----------

Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures . . . . . .          3,747      1,435,704
  Cash proceeds from Partnership's
    share of gains on sale of
    indirect partnership interests. . .        159,268        343,038
  Return of Partnership's advance
    to affiliated entity. . . . . . . .        103,761          --
                                            ----------     ----------
        Net cash provided by (used in)
          investing activities. . . . .        266,776      1,778,742
                                            ----------     ----------
        Net increase (decrease)
          in cash and cash
          equivalents . . . . . . . . .       (209,401)     1,400,369
        Cash and cash equivalents,
          beginning of year . . . . . .      3,409,779      2,162,172
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $3,200,378      3,562,541
                                            ==========     ==========

Supplemental disclosure of cash
 flow information:
  Non-cash activities:
    Recognition of reduction of dis-
      tributions received in excess
      of recorded investment as gain. .     $  661,228          --
                                            ==========     ==========




            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2002 AND 2001

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the nine months ended September 30, 2002 and 2001 were as follows:

                                                         Unpaid at
                                                       September 30,
                                     2002       2001       2002
                                   --------    ------  -------------
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses. . . . .  $107,577    66,242      23,973
                                   ========    ======      ======

JMB/NYC

     JMB/NYC was a limited partnership among Carlyle-XIII Associates, L.P.,

and its affiliates, Carlyle-XIV Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership was a 25% shareholder of Carlyle Managers, Inc. and held, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. was Carlyle Investors, Inc., of which the Partnership was a 25% shareholder. The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. was an affiliate of the Partnership. JMB/NYC, Carlyle-III Associates, L.P., Carlyle Managers, Inc. and Carlyle Investors, Inc. were dissolved and terminated in September and October 2002.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC's indirect interest in the 1290 Partnership was sold, and as a result, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during the years 1999, 2000 and 2001 was a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and
(iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the

237 Partnership was significantly less than 1% of the 237 Partnership.)
The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000 in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations when retired included accrued but unpaid interest.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrued and was deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and final liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, which did not repay the entire amount of the tranche of the Purchase Note acquired by the limited partners of JMB/NYC, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. The Partnership received $103,761 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC. JMB/NYC recognized gain on debt forgiveness for financial reporting purposes during September 2002 and Federal income tax purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000 and $62,216,000, respectively. For Federal income tax purposes the Partnership's share of such gain is expected to be approximately $15,505,000. During 1996, the Partnership discontinued the equity method of accounting for JMB/NYC for financial reporting purposes. Therefore, the Partnership did not recognized a portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes.

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

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, removal costs for 88,570 tons of soil, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamination of the NOP property that might arise from the contamination alleged to exist currently at the 1001 Property site. Such future costs could materially increase the ultimate costs that NOP might seek to
recover.   In addition, NOP's demands do not include costs for the
investigation, remediation or other treatment of the soil or groundwater at the 1001 Property site and the Partnership does not have preliminary estimates of these potential costs. The Partnership engaged counsel and developed information sufficient to respond to the issues raised by NOP's demands.

     In July 2002, a settlement in principle of this matter had been reached involving NOP, the Partnership and other allegedly responsible parties. However, the settlement talks have broken down with the parties having substantial disagreements about the nature and scope of their commitments under any settlement. NOP still appears agreeable in principle to settling and releasing its claims against the Partnership and other alleged responsible parties with respect to the contamination on NOP's property for the payment of a certain sum of money. Seafo, Inc. ("Seafo"), one of the other allegedly responsible parties and the current owner of the 1001 Property, has expressed the view that as part of a settlement it is unwilling to accept financial responsibility for the contamination, if any, remaining at or originating from the 1001 Property site.

     On or about October 25, 2002, Seafo sent a letter to the Partnership, and other allegedly responsible parties, stating that Seafo intended to take some samples at or around the 1001 Property site and, if necessary, undertake remediation action. In the letter, Seafo stated that it was providing notice of its activities pursuant to Washington's Model Toxic Control Act and the administrative regulations attached thereto. Seafo further stated in its letter that it reserved the right to seek contribution from the Partnership and others for any costs incurred by Seafo.

     Seafo provided its notice without any alleged intention to suspend settlement negotiations. The parties are currently attempting to schedule a further mediation of this matter. The Partnership can give no assurance that such mediation, if conducted, will lead to a settlement of the NOP claim or of issues that Seafo may raise in connection with the contamination, if any, at or originating from the 1001 Property site.

     During the quarter ended June 30, 2002, the Partnership recorded as a liability its share of the proposed settlement payment to NOP, based upon the previous settlement in principle reached in July 2002. As a result of the breakdown of such settlement in principle and the current positions of the parties involved, the Partnership believes that an additional amount of loss arising from this matter is reasonably possible, which could be material. However, the Partnership is unable to estimate at this time a range for such reasonably possible additional loss.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At September 30, 2002, the Partnership had cash and cash equivalents of approximately $3,200,000. These funds are available for working capital requirements and reserves, payment of liabilities, including possible payments, if any, relating to a resolution of the environmental matter at the 1001 Property (discussed below), and potential future distributions to the General Partners and Holders of Interests. As discussed below, JMB/NYC's indirect interest in the 237 Partnership was sold in January 2002. The Partnership received its share (approximately $159,000) of the proceeds from such sale in March 2002. In addition, the Partnership received approximately $104,000 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC. In September of 2002, the Partnership received final dividends of approximately $28,000 and $35,000 from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, and a final distribution of approximately $3,700 from Carlyle-XIII Associates, L.P., related to the dissolution and liquidation of these companies following the sale of JMB/NYC's indirect interest in the 237 Partnership.

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

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, removal costs for 88,570 tons of soil, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamination of the NOP property that might arise from the contamination alleged to exist currently at the 1001 Property site. Such future costs could materially increase the ultimate costs that NOP might seek to recover. In addition, NOP's demands do not include costs for the investigation, remediation or other treatment of the soil or groundwater at the 1001 Property site and the Partnership does not have preliminary estimates of these potential costs. The Partnership engaged counsel and developed information sufficient to respond to the issues raised by NOP's demands.

     In July 2002, a settlement in principle of this matter had been reached involving NOP, the Partnership and other allegedly responsible parties. However, the settlement talks have broken down with the parties having substantial disagreements about the nature and scope of their commitments under any settlement. NOP still appears agreeable in principle to settling and releasing its claims against the Partnership and other allegedly responsible parties with respect to the contamination on NOP's property for the payment of a certain sum of money. Seafo, Inc. ("Seafo"), one of the other allegedly responsible parties and the current owner of the 1001 Property, has expressed the view that as part of a settlement it is unwilling to accept financial responsibility for the contamination, if any, remaining at or originating from the 1001 Property site.

     On or about October 25, 2002, Seafo sent a letter to the Partnership, and other allegedly responsible parties, stating that Seafo intended to take some samples at or around the 1001 Property site and, if necessary, undertake remediation action. In the letter, Seafo stated that it was providing notice of its activities pursuant to Washington's Model Toxic Control Act and the administrative regulations attached thereto. Seafo further stated in its letter that it reserved the right to seek contribution from the Partnership and others for any costs incurred by Seafo.

     Seafo provided its notice without any alleged intention to suspend settlement negotiations. The parties are currently attempting to schedule a further mediation of this matter. The Partnership can give no assurance that such mediation, if conducted, will lead to a settlement of the NOP claim or of issues that Seafo may raise in connection with the contamination, if any, at or originating from the 1001 Property site.

     During the quarter ended June 30, 2002, the Partnership recorded as a liability its share of the proposed settlement payment to NOP, based upon the previous settlement in principle reached in July 2002. As a result of the breakdown of such settlement in principle and the current positions of the parties involved, the Partnership believes that an additional amount of loss arising from this matter is reasonably possible, which could be material. However, the Partnership is unable to estimate at this time a range for such reasonably possible additional loss.

     Because it appears that the Partnership will not be able to resolve the issues concerning the environmental matter involving the 1001 Property prior to the end of this year, it is unlikely that the Partnership will wind up its affairs and terminate on or before December 31, 2002. Although it is currently expected that there will be a minimal final distribution in the future, the Holders of Interests are only expected to receive, in total over the entire term of the Partnership, less than one-sixth of their original investment in the Partnership from all cash sources.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the

237 Partnership was significantly less than 1% of the 237 Partnership.)
The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrued and was deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and final liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, which did not repay the entire amount of the tranche of the Purchase Note acquired by the limited partners of JMB/NYC, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. The Partnership received $103,761 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC. JMB/NYC recognized gain on debt forgiveness for financial reporting purposes during September 2002 and Federal income tax purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000 and $62,216,000, respectively. For Federal income tax purposes the Partnership's share of such gain is expected to be approximately $15,505,000. During 1996, the Partnership discontinued the equity method of accounting for JMB/NYC for financial reporting purposes. Therefore, the Partnership did not recognize a portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed above, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during the years 1999, 2000 and 2001 was a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     It currently appears that the Partnership will not be able to wind up and terminate in 2002 because of the unresolved environmental issues relating to the 1001 Property. Moreover, the Partnership will not make any significant distributions to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 237 Partnership in January 2002, Holders of Interests will recognize in the current year a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their remaining deficit capital account balances for tax purposes related to such investment).
Sale proceeds, if any, that will be distributed in connection with the liquidation of the Partnership will be significantly less than the gain, and due to the unresolved environmental issues involving the 1001 Property, a distribution, if any, of such sale proceeds will likely not occur in 2002. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

RESULTS OF OPERATIONS

     The decrease in other assets at September 30, 2002 as compared to December 31, 2001 is due to the return of the Partnership's 1999 advance to the limited partners of JMB/NYC related to the tranche of the Purchase Note, as described more fully in the Notes.

     The increase in accounts payable and accrued expenses at September 30, 2002 as compared to December 31, 2001 is primarily due to the accruals for the proposed settlement and professional fees relating to the environmental issues concerning the 1001 Property, discussed more fully above.

     The decrease in distributions received in excess of recorded investment at September 30, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January, 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest. Such investment has been reduced to zero and included in the Partnership's share of gain on sale of indirect partnership interest due to the sale of the Partnership's last investment property in January 2002.

     The decrease in interest income for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to lower interest rates on invested funds in 2002.

     The other income for the three and nine months ended September 30, 2002 consists primarily of final dividends of approximately $28,000 and $35,000 received from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, in September 2002 and also the return during the third quarter of 2002 of $12,000 held in a payroll cash account of a property formerly owned by the Partnership.

     The increase in professional services for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to accruals made for legal and other professional services in regards to the environmental issues concerning the 1001 Property, discussed more fully above.

     The increase in general and administrative expenses for the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily due to the accrual for the proposed settlement relating to the 1001 Property recorded during the second quarter of 2002, discussed more fully above. The increase in general and administrative expenses for the three months ended September 30, 2002 as compared to the same period in 2001 is primarily due to an increase in certain payroll expenses related to the environmental issues at the 1001 Property.

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

     The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2002 is primarily the aggregate of the Partnership's share (approximately $159,000) of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment (approximately $661,000). The Partnership's share of gain on sale of indirect partnership interest for the three months ended September 30, 2002, is primarily due to a final liquidating distribution of cash generated from sales proceeds of approximately $3,700 received from Carlyle-XIII Associates, L.P. in September 2002. The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report. Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at final maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

        3-A. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-12791) dated August 12, 2002.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)


                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: November 14, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer and
                           Principal Accounting Officer
                     Date: November 14, 2002




                            CERTIFICATIONS
                            --------------

I, H. Rigel Barber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carlyle Real Estate Limited Partnership - XIII;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ H. Rigel Barber
                            ----------------------------
                            Principal Executive Officer




                            CERTIFICATIONS
                            --------------

I, Gailen J. Hull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carlyle Real Estate Limited Partnership - XIII;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Accounting Officer