Form 10-K
period 2002-12-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2003-03-31
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2002             Commission File Number 0-12791



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule WP-2 of the Act).  Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .  11

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  11

Item 4.      Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . .  11


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . .  12

Item 6.      Selected Financial Data. . . . . . . . . . .  13

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  15

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk. . . . . . . . . . . . . .  20

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  21

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  37


PART III

Item 10.     Directors and Executive Officers . . . . . .  37

Item 11.     Executive Compensation . . . . . . . . . . .  40

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management
             and Related Security Holder Matters. . . . .  41

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  42

Item 14.     Controls and Procedures. . . . . . . . . . .  42


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  43


SIGNATURES and CERTIFICATIONS . . . . . . . . . . . . . .  45

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

     The Partnership has been engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. The Partnership invested in income-producing residential and commercial properties that were rented or leased to various tenants. These real property investments consisted of office buildings, shopping centers, apartment buildings and a mixed use complex. Such real estate investments have been held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. The names, locations and certain other information concerning the Partnership's real property investments is provided in the table below.

     Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2033. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership commenced selling or otherwise disposing of its real property investments in late 1989 and continued during the 1990's, so that through 1997 the Partnership had sold or otherwise disposed of 19 of its real property investments. During 1998, the Partnership sold its partnership interest in the Carrollwood Station Apartments, a 336-unit garden apartment complex, and transferred title to its interest in the Long Beach Plaza, a shopping center in which the Partnership owned approximately 559,000 square feet of space, in consideration of a discharge from the mortgage loan securing that property. By the end of 1998, the Partnership had sold or disposed of all but two of its real property investments. These last two real property investments consisted of an interest in 1290 Avenue of the Americas and 237 Park Avenue, both of which are office buildings located in New York, New York. These two properties, together with another New York office building, 2 Broadway, originally were owned by joint ventures in which affiliates (the "Olympia and York affiliates") of Olympia & York Development, Ltd. ("O&Y") were joint venture partners. As described below, the Partnership's interests in 1290 Avenue of the Americas and 237 Park Avenue, which were owned through various joint venture partnerships, including JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), were sold in March 2001 and January 2002, respectively.

     JMB/NYC was a limited partnership among Carlyle-XIII Associates, L.P.,

and its affiliates, Carlyle-XIV Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership was a 25% shareholder of Carlyle Managers, Inc. and held, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. was Carlyle Investors, Inc., of which the Partnership was a 25% shareholder. The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. was an affiliate of the Partnership. JMB/NYC, Carlyle-III Associates, L.P., Carlyle Managers, Inc. and Carlyle Investors, Inc. were dissolved in September and October 2002.

     In October 1994, the Partnership together with two other partnerships sponsored by JMB Realty Corporation (collectively, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the Olympia & York affiliates who were the venture partners in the joint ventures (the "Joint Ventures") that owned the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan secured by the properties; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing of the properties; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to the 2 Broadway Building was allocated in 1994 to the 237 Park Avenue and 1290 Avenue of the Americas Buildings.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of 2 Broadway. In June 1995, the 2 Broadway Joint Venture filed its pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming its plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia

York affiliates.

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

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for its interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership was significantly less than 1% of the 237 Partnership.)
The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000, in March 2002.

     Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment of $661,228 were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations when retired included accrued but unpaid interest. The Partnership recognized approximately $824,000 and $47,698,000 of gain for financial reporting and Federal income tax purposes, respectively, during 2002 as a result of the sale of the Partnership's indirect interest in the 237 Partnership.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership recognized approximately $343,000 and $31,700,000 of gain for financial reporting and Federal income tax purposes, respectively, during 2001 as a result of the sale of the Partnership's indirect interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest on the Purchase Note accrued and was deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. For financial reporting purposes, the outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt extinguishment and final liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. JMB/NYC recognized gain on debt extinguishment for financial reporting purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000. JMB/NYC had discontinued accruing interest expense relating to the Purchase Note for Federal income tax purposes primarily during 1989 and 1990 and, as a result, recognized gain on debt extinguishment for Federal income tax purposes of approximately $62,216,000 during 2002. For Federal income tax purposes the Partnership's share of such gain was approximately $14,412,000. During 1996, the Partnership discontinued the equity method of accounting for JMB/NYC for financial reporting purposes. The Partnership did not recognize any portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes as no proceeds were received by the Partnership.

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The Partnership received $103,761 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC out of the refinancing proceeds.

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office building (the "1001 Property"). The 1001 Property had been owned by 1001 Fourth Avenue Associates ("Associates"), an Illinois general partnership, until it transferred ownership of the property to its mortgage lender pursuant to a deed in lieu of foreclosure in November 1993. Associates had as its partners the Partnership with a 99.9% partnership interest and the Corporate General Partner with a 0.1% partnership interest. Associates was dissolved in 1993. In its notice, NOP advised that it had discovered soil and possible groundwater contamination on its property that it believed had emanated from underground fuel storage tanks allegedly operated by Associates. NOP advised that its site was contaminated with petroleum hydrocarbons in excess of Washington state cleanup levels and that contaminated soil would need to be excavated and disposed of off-site. NOP also stated that impacted groundwater, if any, would be addressed as necessary. NOP advised that it had incurred costs of investigation and would incur costs for remedial action at the site and would seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter.

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, removal costs for 88,570 tons of soil, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred, including any additional costs related to future required investigation and remediation of any groundwater contamination and any costs incurred by NOP as a result of any recontamination of the NOP property that might arise from the contamination alleged to have occurred as a result of a release from the 1001 Property site. The Partnership engaged counsel and developed information sufficient to respond to the issues raised by NOP's demands.

     In July 2002, NOP, the Partnership and other allegedly responsible parties reached a proposed settlement of this matter. However, the settlement negotiations broke down over the nature and scope of various parties' commitments at that time. For the quarter ended June 30, 2002, the Partnership recorded as a liability its share of the proposed settlement payment to NOP.

     In February 2003, a settlement of this matter was reached involving NOP, the Partnership and other allegedly responsible parties. The settlement provides, among other things: that the Partnership contribute $350,000 of the total $1,460,000 paid by the allegedly responsible parties in settlement of the matter; a release among the parties for any liability for the contamination on the NOP site allegedly originating at any time from the underground storage tank system on the 1001 Property site, subject to NOP's rights to pursue Seafo, Inc. ("Seafo"), one of the allegedly responsible parties and the current owner of the 1001 Property, under certain circumstances for recontamination; NOP's indemnification of the Partnership against any and all claims by any person incurred in connection with hazardous substances that may migrate to the NOP site from the underground storage tank system on the 1001 Property after the effective date of the settlement agreement; the commitment by Seafo to use its best efforts at its sole expense to complete expeditiously all necessary investigation, remedial action and closure reporting to obtain a no further action letter from the Washington State Department of Ecology concerning the alleged releases associated with the underground storage tank system on the 1001 Property; Seafo's release of all of the parties to the settlement agreement for all liability and responsibility relating to any hazardous substances allegedly originating at any time from the underground storage tank system; and a Seafo covenant that it shall not allege that any of the other parties has any obligation or duty under the common law or any statute or contract to take any action or pay any sum of money relating to hazardous substances originating from the underground storage tank system.

     In connection with the sale of JMB/NYC's interest in the 237 Partnership in January 2002, Holders of Interests recognized in 2002 approximately $59,233,000 of net gain for Federal income tax purposes, including their share of gain recognized on the extinguishment of the indebtedness under the Purchase Note. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership was not able to wind up and terminate in 2002 because of the unresolved environmental issues relating to the 1001 Property. As a result of the February 2003 settlement of the environmental matter at the 1001 Fourth Avenue Plaza office building, the Partnership currently anticipates that its liquidation and termination will occur during 2003, barring any unexpected circumstances. Sale proceeds and other funds, if any, that will be distributed in connection with the liquidation and termination of the Partnership will be minimal. Due to the unresolved environmental issues involving the 1001 Property during 2002, a distribution of any such funds did not occur in 2002. The Partnership is currently pursuing the availability of expanded insurance coverage for unforseen future liability.


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
                               sq.ft.      9/1/83           11/1/93              fee ownership of land and
                               n.r.a.                                            improvements (through a
                                                                                 joint venture partnership)
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
                               sq.ft.      4/1/84           8/30/93              fee ownership of land and
                               g.l.a.                                            improvements (through
                                                                                 joint venture partnerships)
15. Heritage Park-II
     Apartments
     Oklahoma City,
     Oklahoma . . . . .       244 units    7/1/83           3/26/92              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
16. Quail Place
     Apartments
     Oklahoma City,
     Oklahoma . . . . .       180 units    7/1/83           3/26/92              fee ownership of land and
                                                                                 improvements (through a
                                                                                 joint venture partnership)
17. Lake Point
     Apartments
     Charlotte,
     North Carolina . .       208 units    9/15/83         12/29/89              fee ownership of land and
                                                                                 improvements




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

  (b)   Reference is made to the Notes for a description of the reorganization and restructuring of the
        Partnership's indirect interests in these investment properties.


     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Items 11 and 13 below to which reference is hereby made for a description of such transactions.



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

     There were no matters submitted to a vote of security holders during 2002.

                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of January 1, 2003, there were 36,442 record holders of Interests in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to sell or otherwise liquidate his or her Interests. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6. Selected Financial Data below for a discussion of cash distributions made to the Holders of Interests. The purchase money note issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties required that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase money note. Reference is made to the Note entitled "Investment Properties -- JMB/NYC" for a further discussion of the purchase price note and to the Note entitled "Partnership Agreement" for a discussion of the provisions of the Partnership Agreement relating to cash distributions. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interests.

ITEM 6.  SELECTED FINANCIAL DATA

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              DECEMBER 31, 2002, 2001, 2000, 1999 and 1998 (a)

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                2002          2001         2000          1999          1998
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $    127,268       114,317       137,952       300,152     5,173,967
                           ============  ============  ============  ============  ============
Earnings (loss) before
 gains (losses) on sale or
 disposition of securities,
 investment properties,
 interest in investment
 property, or indirect
 partnership interest . .  $ (1,437,159)    2,912,265      (291,388)    2,286,026    (4,612,001)
Gains (losses) on sale
 or disposition of
 securities, investment
 properties, interest
 in investment property,
 or indirect partnership
 interest . . . . . . . .       823,848       343,038         --          980,945     5,365,511
                           ------------  ------------  ------------  ------------  ------------
Earnings (loss) before
 extraordinary items. . .      (613,311)    3,255,303      (291,388)    3,266,971       753,510
Extraordinary items . . .         --            --            --       (1,121,200)   47,015,485
                           ------------  ------------  ------------  ------------  ------------
Net earnings
 (loss) . . . . . . . . .  $   (613,311)    3,255,303      (291,388)    2,145,771    47,768,995
                           ============  ============  ============  ============  ============





                                2002          2001         2000          1999          1998
                          -------------  ------------   -----------  ------------  ------------
Net earnings (loss) per
 Interest (b):
  Earnings (loss) before
   gains (losses) on sale or
   disposition of securities,
   investment properties,
   interest in investment
   property or indirect
   partnership interest .  $      (3.95)         7.98          (.80)         6.01        (12.12)
  Gains (losses) on sale
   or disposition of
   securities, investment
   properties, interest
   in investment property
   or indirect partnership
   interest . . . . . . .          2.33           .97         --             2.66         14.54
  Extraordinary items . .         --            --            --            (3.04)        74.92
                           ------------  ------------  ------------  ------------  ------------
  Net earnings (loss) . .  $      (1.62)         8.95          (.80)         5.63         77.34
                           ============  ============  ============  ============  ============
Total assets. . . . . . .  $  2,383,473     3,537,236     2,295,096     2,669,876     4,035,478
Long-term debt. . . . . .  $      --            --            --            --        1,667,340
Cash distributions
 per Interest (b) . . . .  $      --            --            --            --            30.00
                           ============  ============  ============  ============  ============

-------------
  (a)   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.  Because of the sale or other disposition of the
        Partnership's direct or indirect assets over the past several years, as well as the restructuring in 1999 of the Partnership's indirect ownership of the 237 Park Avenue and 1290 Avenue of the Americas investment properties, as discussed in Item 1. Business in this report, the information reflected in the Selected
        Financial Data should not be considered comparable from year to year.  In addition, because of the sale of the Partnership's last remaining investment property in January 2002 and the anticipated completion of the liquidation, winding up and termination of the Partnership during 2003, barring unforseen circumstances, the information reflected in the Selected Financial Data should not be considered indicative of the Partnership's future financial condition or results of operations.

  (b)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income or (loss) from the
        Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests since the inception of the Partnership have not resulted in taxable income to such Holders of Interests and have therefore represented a return of capital.  For a discussion of the allocation of profits and losses between the General Partners and the Holders of Interests, see the Note
        entitled "Partnership Agreement".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Capitalized terms used herein but not defined have the same meanings as in the Notes.

     As a result of the public offering of Interests as described in
Item 1. Business in this report, the Partnership had approximately $326,000,000 (after deducting selling expenses) and other offering costs with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. A portion of the proceeds was utilized to acquire the properties described in Item 1. Business above.

     At December 31, 2002, the Partnership had cash and cash equivalents of approximately $2,383,000. These funds were available for working capital requirements and reserves, payment of liabilities, including the payment of $350,000 relating to a settlement of the environmental matter at the 1001 Fourth Avenue Plaza office building (discussed below), payment of costs related to a completion of the liquidation, winding up and termination of the Partnership and a possible future distribution to the General Partners and Holders of Interests. As discussed below, JMB/NYC sold its indirect interest in the 237 Partnership in January 2002. The Partnership received its share of the proceeds from such sale, approximately $159,000, in March 2002. In addition, the Partnership received approximately $104,000 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC. In September of 2002, the Partnership received final dividends of approximately $28,000 and $35,000 from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, and a final distribution of approximately $3,700 from Carlyle-XIII Associates, L.P., related to the dissolution and liquidation of these companies following the sale of JMB/NYC's indirect interest in the 237 Partnership.

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office building (the "1001 Property"). In its notice, NOP advised that it had discovered soil and possible groundwater contamination on its property that it believed had emanated from underground fuel storage tanks allegedly operated on behalf of the Partnership. NOP advised that its site was contaminated with petroleum hydrocarbons and that contaminated soil would need to be excavated and disposed of off-site. NOP also stated that impacted groundwater, if any, would be addressed as necessary. NOP advised that it would seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter.

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, removal costs for 88,570 tons of soil, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred. The Partnership engaged counsel and developed information sufficient to respond to the issues raised by NOP's demands.

     In July 2002, NOP, the Partnership and other allegedly responsible parties reached a proposed settlement of this matter. However, the settlement negotiations broke down over the nature and scope of various parties' commitments at that time. For the quarter ended June 30, 2002, the Partnership recorded as a liability its share of the proposed settlement payment to NOP.

     In February 2003, a settlement of this matter was reached involving NOP, the Partnership and other allegedly responsible parties. The settlement provides, among other things: that the Partnership contribute $350,000 of the total $1,460,000 paid by the allegedly responsible parties in settlement of the matter; a release among the parties for any liability for the contamination on the NOP site allegedly originating at any time from the underground storage tank system on the 1001 Property site, subject to NOP's rights to pursue Seafo, Inc. ("Seafo"), one of the allegedly responsible parties and the current owner of the 1001 Property, under certain circumstances for recontamination; NOP's indemnification of the Partnership against any and all claims by any person incurred in connection with hazardous substances that may migrate to the NOP site from the underground storage tank system on the 1001 Property after the effective date of the settlement agreement; the commitment by Seafo to use its best efforts at its sole expense to complete expeditiously all necessary investigation, remedial action and closure reporting to obtain a no further action letter from the Washington State Department of Ecology concerning the alleged releases associated with the underground storage tank system on the 1001 Property; Seafo's release of all of the parties to the settlement agreement for all liability and responsibility relating to any hazardous substances allegedly originating at any time from the underground storage tank system; and a Seafo covenant that it shall not allege that any of the other parties has any obligation or duty under the common law or any statute or contract to take any action or pay any sum of money relating to hazardous substances originating from the underground storage tank system. The Partnership paid its portion of the settlement cost ($350,000) in February 2003.


     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for its interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. The general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000, in March 2002.

     Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment of $661,228 were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the

1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations when retired included accrued but unpaid interest. The Partnership recognized approximately $824,000 and $47,698,000 of gain for financial reporting and Federal income tax purposes, respectively, during 2002 as a result of the sale of the Partnership's indirect interest in the 237 Partnership.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) a price based on the property operations and (y) $1,400,000.

On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership recognized approximately $343,000 and $31,700,000 of gain for financial reporting and Federal income tax purposes, respectively, during 2001 as a result of the sale of the Partnership's indirect interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest on the Purchase Note accrued and was deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. For financial reporting purposes, the outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt extinguishment and final liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other

Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. JMB/NYC recognized gain on debt extinguishment for financial reporting purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000. JMB/NYC had discontinued accruing interest expense relating to the Purchase Note for Federal income tax purposes primarily during 1989 and 1990 and, as a result, recognized gain on debt extinguishment for Federal income tax purposes of approximately $62,216,000 during 2002. For Federal income tax purposes the Partnership's share of such gain was approximately $14,412,000. During 1996, the Partnership discontinued the equity method of accounting for JMB/NYC for financial reporting purposes. The Partnership did not recognize any portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes as no proceeds were received by the Partnership. The Partnership received $103,761 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC.

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring, the maximum potential obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount, of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during the years 2000 and 2001 was a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and (ii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     In connection with the sale of JMB/NYC's interest in the 237 Partnership in January 2002, Holders of Interests recognized in 2002 approximately $59,233,000 of net gain for Federal income tax purposes, including their share of gain recognized on the extinguishment of the indebtedness under the Purchase Note. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership was not able to wind up and terminate in 2002 because of the unresolved environmental issues relating to the 1001 Property. As a result of the February 2003 settlement of the environmental matter at the 1001 Fourth Avenue Plaza office building, the Partnership currently anticipates that its liquidation and termination will occur during 2003, barring any unexpected circumstances. Sale proceeds and other funds, if any, that will be distributed in connection with the liquidation and termination of the Partnership will be minimal. Due to the unresolved environmental issues involving the 1001 Property during 2002, a distribution of any such funds did not occur in 2002. The Partnership is currently pursuing the availability of expanded insurance coverage for unforseen future liability.

     RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 2002 as compared to December 31, 2001 is due in part to expenses of approximately $425,000 incurred related to the environmental issues concerning the 1001 Property and also due to expenses paid in December of 2002 to facilitate the possibility of forming a liquidating trust at the end of 2002 as a possible successor to the Partnership.

     The decrease in other assets at December 31, 2002 as compared to December 31, 2001 is due to the return in May 2002 of the Partnership's 1999 advance to the limited partners of JMB/NYC related to the tranche of the Purchase Note.

     The increase in accounts payable and accrued expenses at December 31, 2002 as compared to December 31, 2001 is primarily due to the accrual of $350,000 during 2002 for a proposed settlement relating to the environmental issues concerning the 1001 Property. As discussed above, the settlement was completed and the Partnership paid $350,000 as its share of the settlement payment in February 2003.

     The decrease in distributions received in excess of recorded investment at December 31, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January, 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest. Such investment has been reduced to zero and included in the Partnership's share of gain on sale of indirect partnership interest due to the sale of the Partnership's last investment property in January 2002.

     The decrease in interest income for the year ended December 31, 2002 as compared to the same periods in 2001 and 2000 is primarily due to lower interest rates on invested funds in 2002.

     The other income for the year ended December 31, 2002 consists primarily of final dividends of approximately $28,000 and $35,000 received from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, in September 2002 and also the return during the third quarter of 2002 of $12,000 held in a payroll cash account of a property formerly owned by the Partnership.

     The increase in professional services for 2002 as compared to 2001 and for 2001 as compared to 2000 is primarily due to legal and other professional services incurred of approximately $425,000 during 2002 and of approximately $205,000 during 2001 in regards to the environmental issues concerning the 1001 Property.

     The increase in general and administrative expenses, which includes reimbursements to affiliates, for the year ended December 31, 2002 as compared to the same period in 2001 is primarily due to the accrual of $350,000 during 2002 for a proposed settlement relating to the 1001 Property and also partially due to expenses paid in December of 2002 to facilitate the possibility of forming a liquidating trust at the end of 2002 as a possible successor to the Partnership.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and a release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership, as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income of $89,468 for the year ended December 31, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The Partnership's share of gain on sale of indirect partnership interest for the year ended December 31, 2002 is primarily the aggregate of the Partnership's share (approximately $159,000) of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment (approximately $661,000), and is also partially due to a final liquidating distribution of cash generated from sales proceeds of approximately $3,700 received from Carlyle-XIII Associates, L.P. in September 2002. The Partnership's share of gain on sale of indirect partnership interest for the year ended December 31, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

INFLATION

     Due to the low level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

    Inflation will not significantly impact the Partnership in the future since the Partnership no longer has any real property investments and expects to complete its liquidation, winding up and termination in 2003, barring unforseen circumstances.


USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Partnership's financial condition and results of operations and require management to make difficult, complex or subjective judgments. The Partnership made no significant estimates or assumptions for the year ended December 31, 2002 and thus has concluded that there are no critical accounting policies.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)



                                 INDEX


Independent Auditors' Report

Balance Sheets, December 31, 2002 and 2001

Statements of Operations, years ended December 31,
  2002, 2001 and 2000

Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows, years ended December 31,
  2002, 2001 and 2000

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.







                                           KPMG LLP



Chicago, Illinois
March 17, 2003

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 2002 AND 2001

                                                   ASSETS
                                                   ------
                                                                            2002             2001
                                                                        ------------      -----------
 Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  2,383,473        3,409,779
  Interest and other receivables. . . . . . . . . . . . . . . . . . .          --              22,269
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .      2,383,473        3,432,048

Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             105,188
                                                                        ------------     ------------

                                                                        $  2,383,473        3,537,236
                                                                        ============     ============





                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)


                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2002              2001
                                                                        ------------      -----------
Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . . . .   $    351,026          230,250
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .        351,026          230,250

Distribution received in excess of recorded investment. . . . . . . .          --             661,228
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        351,026          891,478

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .      1,174,131        1,223,379
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (1,149,967)      (1,149,967)
                                                                        ------------     ------------
                                                                              25,164           74,412
                                                                        ------------     ------------
  Limited partners (349,653 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    326,224,167      326,224,167
      Cumulative net earnings (losses). . . . . . . . . . . . . . . .   (263,144,946)    (262,580,883)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (61,071,938)     (61,071,938)
                                                                        ------------     ------------
                                                                           2,007,283        2,571,346
                                                                        ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .      2,032,447        2,645,758
                                                                        ------------     ------------
                                                                        $  2,383,473        3,537,236
                                                                        ============     ============





                               See accompanying notes to financial statements.

                               CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                  2002         2001          2000
                                                               ----------   ----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . . . . . . .    $   52,865      114,317       137,952
  Other income. . . . . . . . . . . . . . . . . . . . . . .        74,403        --            --
                                                               ----------   ----------    ----------
                                                                  127,268      114,317       137,952
                                                               ----------   ----------    ----------
Expenses:
  Professional services . . . . . . . . . . . . . . . . . .       591,869      346,267       125,217
  General and administrative. . . . . . . . . . . . . . . .       972,558      427,962       393,591
                                                               ----------   ----------    ----------
                                                                1,564,427      774,229       518,808
                                                               ----------   ----------    ----------
                                                               (1,437,159)    (659,912)     (380,856)
Partnership's share of the reduction of the maximum
  unfunded obligation under and income related to
  termination of the indemnification agreement. . . . . . .         --       3,572,177        89,468
                                                               ----------   ----------    ----------
        Earnings (loss) before Partnership's share of
          gains on sale of indirect partnership
          interests . . . . . . . . . . . . . . . . . . . .    (1,437,159)   2,912,265      (291,388)
Partnership's share of gains on sale of indirect
  partnership interests . . . . . . . . . . . . . . . . . .       823,848      343,038         --
                                                               ----------   ----------    ----------
       Net earnings (loss). . . . . . . . . . . . . . . . .    $ (613,311)   3,255,303      (291,388)
                                                               ==========   ==========    ==========

Net earnings (loss) per limited partnership interest:
    Earnings (loss) before Partnership's share of gains
      on sale of indirect partnership interests . . . . . .    $    (3.95)        7.98          (.80)
    Partnership's share of gains on sale of
      indirect partnership interests. . . . . . . . . . . .          2.33          .97         --
                                                               ----------   ----------    ----------
      Net earnings (loss) . . . . . . . . . . . . . . . . .    $    (1.62)        8.95          (.80)
                                                               ==========   ==========    ==========




                               See accompanying notes to financial statements.

                                 CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                             (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                GENERAL PARTNERS                                     LIMITED PARTNERS
             ------------------------------------------------    -----------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                        NET                                    NET OF        NET
            CONTRI-   EARNINGS      CASH                      OFFERING     EARNINGS       CASH
            BUTIONS    (LOSS)   DISTRIBUTIONS    TOTAL         COSTS        (LOSS)    DISTRIBUTIONS    TOTAL
            -------  ---------- ------------- -----------  ------------ ------------  -------------------------
Balance
 (deficit)
 December 31,
 1999 . . . .$1,000   1,115,114   (1,149,967)    (33,853)  326,224,167  (265,436,533)  (61,071,938)   (284,304)

Net earnings
 (loss) . . .  --       (11,656)       --        (11,656)        --         (279,732)        --       (279,732)
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 December 31,
 2000 . . . . 1,000   1,103,458   (1,149,967)    (45,509)  326,224,167  (265,716,265)  (61,071,938)   (564,036)

Net earnings
 (loss) . . .  --       119,921        --        119,921         --        3,135,382         --      3,135,382
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 December 31,
 2001 . . . . 1,000   1,223,379   (1,149,967)     74,412   326,224,167  (262,580,883)  (61,071,938)  2,571,346

Net earnings
 (loss) . . .  --       (49,248)       --        (49,248)        --         (564,063)        --       (564,063)
             ------ -----------   ---------- -----------   -----------  ------------   ----------- -----------
Balance
 (deficit)
 December 31,
 2002 . . . .$1,000   1,174,131   (1,149,967)     25,164   326,224,167  (263,144,946)  (61,071,938)  2,007,283
             ====== ===========   ========== ===========   ===========  ============   =========== ===========


                                 See accompanying notes to financial statements.

<table>                        CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                                  2002         2001          2000
                                                               ----------   ----------    ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . .    $ (613,311)   3,255,303      (291,388)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of the reduction of the maximum
      unfunded obligation under and income related to
      termination of the indemnification agreement. . . . .         --      (3,572,177)      (89,468)
    Partnership's share of gains on sale of indirect
      partnership interests . . . . . . . . . . . . . . . .      (823,848)    (343,038)        --
  Changes in:
    Interest and other receivables. . . . . . . . . . . . .        21,874        5,591        13,564
    Other assets. . . . . . . . . . . . . . . . . . . . . .         1,427        --            --
    Accounts payable and accrued expenses . . . . . . . . .       120,776      123,186         6,076
                                                               ----------   ----------    ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . .    (1,293,082)    (531,135)     (361,216)
                                                               ----------   ----------    ----------
Cash flows from investing activities:
  Return of partnership's advance to affiliated entity. . .       103,761        --            --
  Cash proceeds from Partnership's share of gains
    on sale of indirect partnership interests . . . . . . .       159,268      343,038         --
  Partnership's distributions from unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . . . .         3,747    1,435,704         --
                                                               ----------   ----------    ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . .       266,776    1,778,742         --
                                                               ----------   ----------    ----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . . . . .    (1,026,306)   1,247,607      (361,216)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . . .     3,409,779    2,162,172     2,523,388
                                                               ----------   ----------    ----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . . . . .    $2,383,473    3,409,779     2,162,172
                                                               ==========   ==========    ==========
Supplemental disclosure of cash flow information:
    Recognition of reduction of distributions
      received in excess of recorded investment
      as gain . . . . . . . . . . . . . . . . . . . . . . .    $  661,228        --            --
                                                               ==========   ==========    ==========

                               See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002, 2001 AND 2000



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held, indirectly through Carlyle Associates, L.P., an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owned an indirect interest in the 1290 Avenue of the Americas property. Due to the Restructuring in November 1999, JMB/NYC owned an indirect interest in the partnership that owns 237 Park Avenue and certain other investments (JMB/NYC's investment was significantly less than 1% of such partnership).

     The equity method of accounting had been applied with respect to the Partnership's 25% indirect interest in JMB/NYC through Carlyle-XIII Associates, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement (the "Plan") on October 10, 1996 ("Effective Date"). As of October 10, 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership had no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring that was terminated upon sale of JMB/NYC's interest in the 1290 Partnership) and had no influence or control over the day-to-day affairs of the joint ventures which owned the Properties subsequent to the Effective Date. Under the terms of the Plan, the new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage loan that encumbered the properties prior to bankruptcy. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture were not recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The effect of these items for the years ended December 31, 2002 and 2001 is summarized as follows:

                             2002                   2001
                     ----------------------------------------------
                                  TAX BASIS               TAX BASIS
                      GAAP BASIS (UNAUDITED)  GAAP BASIS (UNAUDITED)
                      ---------- -----------  ---------- ----------
Total assets. . . . . $2,383,473  42,398,875   3,537,236 43,527,055

Partners' capital
 accounts (deficits):
  General partners. .     25,164       --         74,412 (2,818,209)
  Limited partners. .  2,007,283  41,990,093   2,571,346(15,812,848)

Net earnings (loss):
  General partners. .    (49,248)  2,818,209     119,921  1,155,720
  Limited partners. .   (564,063) 57,802,941   3,135,382 31,129,141

Net earnings (loss)
 per limited part-
 nership interest . .      (1.62)     165.32        8.95      88.82
                      ========== ===========  =====================

     The net earnings (loss) per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period. Deficit capital accounts could result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes to the General Partners and Holders of Interests. Holders of Interest may have, on termination of the Partnership, an additional capital gain or loss depending on the Holders' basis in their Interests for Federal income tax purposes.

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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($2,383,473 and $3,409,779 at December 31, 2002 and 2001,
respectively) as cash equivalents, which includes investments in an institutional mutual fund that holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been or may be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership acquired, either directly or through joint ventures, interests in nine apartment complexes, three shopping centers, ten office buildings and a multi-use complex. All twenty-three real property investments have been sold or disposed of as of December 31, 2002.

     VENTURE AGREEMENT - GENERAL

     The Partnership at December 31, 2002 is no longer a party to any operating joint venture agreements.


INVESTMENT PROPERTIES

     JMB/NYC

     JMB/NYC was a limited partnership among Carlyle-XIII Associates, L.P.,

and its affiliates, Carlyle-XIV Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership was a 25% shareholder of Carlyle Managers, Inc. and held, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. was Carlyle Investors, Inc., of which the Partnership was a 25% shareholder. The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. was an affiliate of the Partnership. JMB/NYC, Carlyle-III Associates, L.P., Carlyle Managers, Inc. and Carlyle Investors, Inc. were dissolved in September and October 2002.

     Pursuant to an indemnification agreement, the Partnership and two other partnerships sponsored by JMB Realty Corporation (together with the Partnership, the "Affiliated Partners") were jointly and severally obligated to indemnify an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC's indirect interest in the 1290 Partnership was sold, and as a result, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during the years 1999, 2000 and 2001 was a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and
(iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for its interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. The general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000, in March 2002.

     Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment of $661,228 were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations when retired included accrued but unpaid interest. The Partnership recognized approximately $824,000 and $47,698,000 of gain for financial reporting and Federal income tax purposes, respectively, during 2002 as a result of the sale of the Partnership's indirect interest in the 237 Partnership.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. An affiliate of the REIT had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) a price based on the property operations and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership recognized approximately $343,000 and $31,700,000 of gain for financial reporting and Federal income tax purposes, respectively, during 2001 as a result of the sale of the Partnership's indirect interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest on the Purchase Note accrued and was deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. For financial reporting purposes, the outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt extinguishment and final liquidation and termination of JMB/NYC, September 30, 2002, was approximately $186,347,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. JMB/NYC recognized gain on debt extinguishment for financial reporting purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000. The Partnership had discontinued accruing interest expense relating to the Purchase Note for Federal income tax purposes primarily during 1989 and 1990 and, as a result, recognized gain on debt extinguishment for Federal income tax purposes of approximately $62,216,000 during 2002. For Federal income tax purposes the Partnership's share of such gain was approximately $14,412,000. During 1996, the Partnership discontinued the equity method of accounting for JMB/NYC for financial reporting purposes. The Partnership did not recognize any portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes as no proceeds were received by the Partnership. The Partnership received $103,761 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC.

     In connection with the sale of JMB/NYC's interest in the 237 Partnership in January 2002, Holders of Interests recognized in 2002 approximately $59,233,000 of net gain for Federal income tax purposes, including their share of gain recognized on the extinguishment of the indebtedness under the Purchase Note. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     1001 FOURTH AVENUE PLAZA

     On or about October 13, 2000, the Corporate General Partner of the Partnership received a demand letter and notice of planned environmental remedial activities from counsel for National Office Partners Limited Partnership (hereinafter, "NOP"). In the notice, NOP advised the Partnership that NOP had discovered contamination on a site adjacent to the office building formerly known as the 1001 Fourth Avenue Plaza office building (the "1001 Property"). In its notice, NOP advised that it had discovered soil and possible groundwater contamination on its property that it believed had emanated from underground fuel storage tanks allegedly operated on behalf of the Partnership. NOP advised that its site was contaminated with petroleum hydrocarbons and that contaminated soil would need to be excavated and disposed of off-site. NOP also stated that impacted groundwater, if any, would be addressed as necessary. NOP advised that it would seek to recover from the responsible party or parties, among other things, the costs of investigation and remediation, attorneys' fees, and other costs in connection with this matter.

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, removal costs for 88,570 tons of soil, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they are incurred. The Partnership engaged counsel and developed information sufficient to respond to the issues raised by NOP's demands.

     In July 2002, NOP, the Partnership and other allegedly responsible parties reached a proposed settlement of this matter. However, the settlement negotiations broke down over the nature and scope of various parties' commitments at that time. For the quarter ended June 30, 2002, the Partnership recorded as a liability its share of the proposed settlement payment to NOP.

     In February 2003, a settlement of this matter was reached involving NOP, the Partnership and other allegedly responsible parties. The settlement provides, among other things: that the Partnership contribute $350,000 of the total $1,460,000 paid by the allegedly responsible parties in settlement of the matter; a release among the parties for any liability for the contamination on the NOP site allegedly originating at any time from the underground storage tank system on the 1001 Property site, subject to NOP's rights to pursue Seafo, Inc. ("Seafo"), one of the allegedly responsible parties and the current owner of the 1001 Property, under certain circumstances for recontamination; NOP's indemnification of the Partnership against any and all claims by any person incurred in connection with hazardous substances that may migrate to the NOP site from the underground storage tank system on the 1001 Property after the effective date of the settlement agreement; the commitment by Seafo to use its best effort at its sole expense to expeditiously complete all necessary investigation, remedial action and closure reporting to obtain a no further action letter from the Washington State Department of Ecology concerning the alleged releases associated with the underground storage tank system on the 1001 Property; Seafo's release of all of the parties to the settlement agreement for all liability and responsibility relating to any hazardous substances allegedly originating at any time from the underground storage tank system; and a Seafo covenant that it shall not allege that any of the other parties has any obligation or duty under the common law or any statute or contract to take any action or pay any sum of money relating to hazardous substances originating from the underground storage tank system.

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

     The Partnership Agreement provides that the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property of up to 3% of the selling price of a property, and that the remaining net proceeds for any property sold or refinanced be distributed 85% to the Holders of Interests and 15% to the General Partners. However, prior to such distributions being made, the Holders of Interests are entitled to receive 99% of net sale or refinancing proceeds and the General Partners are entitled to receive 1% until the Holders of Interests (i) have received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equal a 6% annual return on the Holders' average capital investment for each year (their initial capital investment as reduced by net sale or refinancing proceeds previously distributed) and (ii) have received cash distributions of net sale or refinancing proceeds in an amount equal to the Holders' aggregate initial capital investment in the Partnership. If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interests have not received the amounts in (i) and (ii) above, the General Partners will be required to return all or a portion of the 1% distribution of net sale or refinancing proceeds described above in an amount equal to such deficiency in payments to the Holders of Interests pursuant to (i) and (ii) above. The Holders of Interests have not received and are not expected to receive distributions in the amounts described in (i) and (ii) above. As of the date of this report, the General Partners have received $123,891 in distributions of net sale proceeds which are expected to be returned in connection with the liquidation and termination of the Partnership.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                           UNPAID AT
                                                          DECEMBER 31,
                                  2002     2001     2000     2002
                                --------  ------   ------ ------------

Insurance commissions . . . . . .$   --     --      1,697     --
Reimbursement (at cost) for
 accounting services. . . . . . . 53,099  30,086   21,697     --
Reimbursement (at cost) for
 portfolio management services. . 23,238  14,407   16,794     --
Reimbursement (at cost) for
 legal services . . . . . . . . .116,469  41,929   19,093     --
Reimbursement (at cost) for
 administrative charges and
 other out-of-pocket expenses . . 29,801  12,288    4,043     --
                                --------  ------   ------   ------
                                $222,607  98,710   63,324     --
                                ========  ======   ======   ======

     In September of 2002, the Partnership received final dividends of approximately $28,000 and $35,000 from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, and a final distribution of approximately $3,700 from Carlyle-XIII Associates, L.P., related to the dissolution and liquidation of these companies following the sale of JMB/NYC's indirect interest in the 237 Partnership.


SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2002
                       ----------------------------------------------
                            3/31       6/30       9/30        12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $   15,580     14,356     87,504       9,828
                         ========== ========== ==========  ==========
Earnings (loss) before
 Partnership's share of
 gain on sale of indirect
 partnership interest .  $ (146,158)  (489,925)  (314,014)   (487,062)
Partnership's share of
 gain on sale of indirect
 partnership interest .     820,496      --         3,352       --
                         ---------- ---------- ----------  ----------
Net earnings (loss) . .  $  674,338   (489,925)  (310,662)   (487,062)
                         ========== ========== ==========  ==========
Net earnings (loss) per
 Interest:
  Earnings (loss) before
   Partnership's share
   of gain on sale of
   indirect partnership
   interest . . . . . .  $     (.40)     (1.34)      (.86)      (1.34)
  Partnership's share of
   gain on sale of
   indirect partnership
   interest . . . . . .        2.32      --           .01       --
                         ---------- ---------- ----------  ----------
    Net earnings (loss)  $     1.92      (1.34)      (.85)      (1.34)
                         ========== ========== ==========  ==========

                                            2001
                       ----------------------------------------------
                            3/31       6/30       9/30        12/31
                         ---------- ---------- ----------  ----------

Total income. . . . . .  $   28,993     33,752     31,289      20,283
                         ========== ========== ==========  ==========
Earnings (loss) before
 Partnership's share of
 gain on sale of indirect
 partnership interest .  $3,437,804   (157,955)  (109,262)   (258,322)
Partnership's share of
 gain on sale of indirect
 partnership interest .     343,038      --         --          --
                         ---------- ---------- ----------  ----------
Net earnings (loss) . .  $3,780,842   (157,955)  (109,262)   (258,322)
                         ========== ========== ==========  ==========

Net earnings (loss) per
 Interest:
  Earnings (loss) before
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
                         ========== ========== ==========  ==========

     In the first quarter of 2001 the Partnership recognized approximately $3.6 million of income as a result of the termination of an obligation of the Partnership and the other Affiliated Partners to indemnify the REIT under certain circumstances. The approximately $3.6 million in income represents the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal year 2002 and 2001.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

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

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The timing and amount of cash distributions and allocations of profits and losses for tax purposes of the Partnership as well as the amount of expenses charged to the Partnership for various services may be affected by various determinations by the Corporate General Partner under the Partnership Agreement. For example, the Corporate General Partner makes or has made decisions concerning whether and when to sell (or consent to the sale of) an investment property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the appropriate amount of reimbursements to the Corporate General Partner and its affiliates for legal, accounting, portfolio management and other services charged to the Partnership, and the timing and amount of the allocation of certain tax items under the Partnership Agreement between the General Partners, on the one hand, and the Holders of Interests, on the other hand. As a result, the Corporate General Partner may have a conflict of interest in making these and other decisions because of the involvement of the Corporate General Partner and its affiliates in the transactions with or involving the Partnership.

     The names, positions held and length of service therein of the directors and executive officers of the Corporate General Partner of the Partnership are as follows:

                          SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------
Judd D. Malkin            Chairman                      5/03/71
                          Director                      5/03/71
Neil G. Bluhm             President                     5/03/71
                          Director                      5/03/71
Burton E. Glazov          Director                      7/01/71
Stuart C. Nathan          Director                      3/14/73
John G. Schreiber         Director                      3/14/73
H. Rigel Barber           Chief Executive Officer       8/01/93
                          Executive Vice President      1/02/87
Gary Nickele              Executive Vice President      1/01/92
                          General Counsel               2/27/84
Gailen J. Hull            Senior Vice President         6/01/88
                          Chief Financial Officer       8/01/02

Effective May 31, 1996, the Board of Directors of JMB established a special committee that includes Messrs. Malkin, Glazov, Nathan and Schreiber to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve until the next annual meeting of the Corporate General Partner. All of the foregoing officers have been elected to serve terms until the first meeting of the Board of Directors held after the next annual meeting of the Corporate General Partner. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is also the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V").

     Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, in the Associate General Partner in the Partnership.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership, in addition to that described above, includes the following:

     Judd D. Malkin (age 65), in addition to currently being the Chairman and a director of JMB, was also its Chief Financial Officer from February 1996 until August 2002. He was also Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC until its dissolution in September 2002. He is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 65) was Executive Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC until its dissolution in September 2002. He is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm has also been a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, since its inception in November 1994. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 64) has been associated with JMB since June, 1971. He served as an Executive Vice President of JMB until December 1990, when he retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 61) was, until August 2001, an Executive Vice President of JMB and, until December 2000, an officer and/or director of certain JMB affiliates, including being an Executive Vice President of Carlyle Managers, Inc., which was the general partner of JMB/NYC until its dissolution in September 2002. Mr. Nathan has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     John G. Schreiber (age 56) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also co-founder and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation and The Rouse Company, as well as a director of a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brinkman Group, Ltd. From February 1995 until November 2000, Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. and an Executive Vice President of JMB. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 54) was Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC until its dissolution in September 2002.
Mr. Barber has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 50) was Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC until its dissolution in September 2002. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 54) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The executive officers and directors of the Corporate General Partner receive no direct remuneration in such capacities from the Partnership.
The Partnership is required to pay a management fee to the Corporate General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to the Note entitled "Partnership Agreement" for a description of such distributions and allocations. In 2002, the General Partners received no distributions and the Corporate General Partner received no management fee.

The General Partners received an allocation of Partnership profits for Federal income tax purposes aggregating $2,818,209 in 2002. Such allocation of profits reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

     If upon the completion of the liquidation of the Partnership and the distribution of all Partnership funds, the Holders of Interest have not received a certain specified amount of net sale or refinancing proceeds, the General Partners will be required to return the net sale or refinancing proceeds previously received by them, $123,891 as of the date of this report. The Holders of Interests are not expected to receive the specified amount of net sale or refinancing proceeds. Accordingly, the General Partners will be required to return the $123,891 of sale or refinancing proceeds prior to termination of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the  Partnership.

     (b) The Corporate General Partner, its executive officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:


                         NAME OF                           AMOUNT AND NATURE
                        BENEFICIAL                            OF BENEFICIAL                    PERCENT
TITLE OF CLASS            OWNER                                OWNERSHIP                       OF CLASS
--------------          ----------                         -----------------                   --------
Limited Partnership
 Interests              JMB Realty Corporation             5 Interests (1)                     Less than 1%

Limited Partnership
 Interests              Corporate General                  59.99897 Interests                  Less than 1%
                        Partner, its executive             (1)(2)
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

     (d)  The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance to any person.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership is permitted to engage in various transactions involving the Corporate General Partner of the Partnership or its affiliates, which may involve conflicts of interest for the General Partners or their affiliates. For a discussion of certain potential conflicts of interest involving the Corporate General Partner as well as a description of its directors and officers, reference is made to Item 10. Directors and Executive Officers in this report.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses and salaries and related salary expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. In 2002, the Corporate General Partner of the Partnership or its affiliates were paid $29,801 as reimbursement for such out-of-pocket expenses. The Corporate General Partner or its affiliates are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs for 2002 were $192,806, all of which was paid at December 31, 2002.


ITEM 14.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Corporate General Partner have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report. Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

        (1) Financial Statements (See Index to Financial Statements filed with this annual report).

        (2)     Exhibits.

                3-A. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-12791) dated August 12, 2002.

                3-B. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-12791) dated November 8, 1996.

                10-A. Agreement of Limited Partnership of Carlyle-XIII Associates L.P. is hereby incorporated by reference to Exhibit 19.1 to the Partnership's Report on Form 10-Q (File No. 0-12791) dated
                        May 14, 1993.

                10-B.   Second Amended and Restated Articles of
                        Partnership of JMB/NYC Office Building
                        Associates, L.P. are hereby incorporated herein by reference to Exhibit 10-J to the Partnership's Report on Form 10-K (File No. 0-12791) for December 31, 1993 dated March 28, 1994.

                10-C. Amendment No. 1 to the Agreement of Limited Partnership of Carlyle-XIII Associates, L.P. is hereby incorporated by reference to Exhibit 10-U to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-12791) dated May 11, 1995.

                10-D. Amendment No. 1 to the Second Amended and Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. is hereby incorporated by reference to Exhibit 10-V to the Partnership's Report for March 31, 1995 on
                        Form 10-Q (File No. 0-12791) dated May 11, 1995.

                10-E. Indemnification agreement between Property Partners, L.P., Carlyle-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. dated as of October 10, 1996 is hereby incorporated by reference to Exhibit 10-V to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-12791) dated March 21, 1997.

                10-F. Restructuring Agreement related to 237/1290 Upper Tier Associates, L.P. dated October 27, 1999 is incorporated herein by reference to Exhibit 10-W to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                10-G. Contribution Agreement between 237/120 Upper Tier Associates, L.P. and Oak Hill Strategic Partners, L.P. is incorporated herein by reference to
                        Exhibit 10-X to the Partnership's Report for
                        December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                10-H. Amendment and Release Agreement by and among Metropolis Realty Trust, Inc., Property Partners, L.P., Carlyle Associates-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. is incorporated herein by reference to Exhibit 10-Y to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                10-I. Third Amended and Restated Partnership Agreement of 237/1290 Upper Tier Associates, L.P. by and between 237/1290 Upper Tier GP Corp. Carlyle Managers, Inc., a JMB/NYC Office Building Associates, L.P. dated November 19, 1999 is incorporated herein by reference to Exhibit 10-Z to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                10-J. Intercreditor Agreement among Michigan Avenue L.L.C., Carlyle-XIII Associates, L.P. Carlyle-XIV Associates, L.P. and Property Partners, L.P. dated November 19, 1999 is incorporated herein by reference to Exhibit 10-AA to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-12791) dated March 24, 2000.

                21.     List of Subsidiaries.

                99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.



        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

        ----------------

     No annual report or proxy material for the fiscal year 2002 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                By:     JMB Realty Corporation
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Corporate General Partner


                        JUDD D. MALKIN
                By:     Judd D. Malkin, Director
                Date:   March 26, 2003


                        NEIL G. BLUHM
                By:     Neil G. Bluhm, Director
                Date:   March 26, 2003


                        H. RIGEL BARBER
                By:     H. Rigel Barber, Chief Executive Officer
                        Principal Executive Officer
                Date:   March 26, 2003


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President and
                        Chief Financial Officer
                        Principal Accounting Officer and
                        Principal Financial Officer
                Date:   March 26, 2003


                By:     BURTON E. GLAZOV
                        Burton E. Glazov, Director
                Date:   March 26, 2003

                            CERTIFICATIONS
                            --------------

I, H. Rigel Barber, certify that:

1. I have reviewed this annual report on Form 10-K of Carlyle Real Estate Limited Partnership - XIII;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:March 26, 2003

                            /s/ H. Rigel Barber
                            ----------------------------
                            Principal Executive Officer

                            CERTIFICATIONS
                            --------------

I, Gailen J. Hull, certify that:

1. I have reviewed this annual report on Form 10-K of Carlyle Real Estate Limited Partnership - XIII;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:March 26, 2003

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Accounting Officer

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

10-A.     Agreement of Limited Partnership of
          Carlyle-XIII Associates L.P.                 Yes

10-B.     Second Amended and Restated Articles
          of Partnership of JMB/NYC Office
          Building Associates, L.P.                    Yes

10-C.     Amendment No. 1 to the Agreement of
          Limited Partnership of Carlyle-XIII
          Associates, L.P.                             Yes

10-D.     Amendment No. 1 to the Second Amended
          and Restated Articles of Partnership
          of JMB/NYC Office Building Associates,
          L.P.                                         Yes

10-E.     Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P. and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                             Yes

10-F.     Restructuring Agreement related to
          237/1290 Upper Tier Associates, L.P.
          dated October 27, 1999                       Yes

10-G.     Contribution Agreement between
          237/120 Upper Tier Associates, L.P.
          and Oak Hill Strategic Partners, L.P.        Yes

10-H.     Amendment and Release Agreement by
          and among Metropolis Realty Trust, Inc.
          Property Partners, L.P., Carlyle
          Associates-XIII Associates, L.P. and
          Carlyle-XIV Associates, L.P.                 Yes

10-I.     Third Amended and Restated Partnership
          Agreement of 237/1290 Upper Tier
          Associates, L.P. by and between
          237/1290 Upper Tier GP Corp. Carlyle
          Managers, Inc., a JMB/NYC Office
          Building Associates, L.P. dated
          November 19, 1999                            Yes

10-J.     Intercreditor Agreement among
          Michigan Avenue L.L.C., Carlyle-XIII
          Associates, L.P. Carlyle-XIV Associates,
          L.P. and Property Partners, L.P.
          dated November 19, 1999                      Yes

                                                Document
                                              Incorporated
                                              By ReferencePage
                                              ----------------

21.       List of Subsidiaries                         No

99.       Certification Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act
          of 2002                                      No