Form 10-Q
period 2003-03-31
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2003-05-15
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2003         Commission file #0-12791




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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    10

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    12



PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS
                 MARCH 31, 2003 AND DECEMBER 31, 2002
                              (UNAUDITED)


                                ASSETS
                                ------
                                         MARCH 31,       DECEMBER 31,
                                           2003             2002
                                       -------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $  2,012,701       2,383,473
  Other receivables . . . . . . . . .          1,591           --
                                        ------------    ------------

        Total current assets. . . . .      2,014,292       2,383,473
                                        ------------    ------------

                                        $  2,014,292       2,383,473
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable and
    accrued expenses. . . . . . . . .   $     27,670         351,026
                                        ------------    ------------

        Total current liabilities . .         27,670         351,026
                                        ------------    ------------

Commitments and contingencies

        Total liabilities . . . . . .         27,670         351,026
                                        ------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (losses).      1,172,298       1,174,131
    Cumulative cash distributions . .     (1,149,967)     (1,149,967)
                                        ------------    ------------
                                              23,331          25,164
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    326,224,167     326,224,167
    Cumulative net earnings (losses).   (263,188,938)   (263,144,946)
    Cumulative cash distributions . .    (61,071,938)    (61,071,938)
                                        ------------    ------------
                                           1,963,291       2,007,283
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .      1,986,622       2,032,447
                                        ------------    ------------
                                        $  2,014,292       2,383,473
                                        ============    ============


            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)



                                              2003          2002
                                           ----------    ----------
Income:
  Interest income . . . . . . . . . . .    $    3,320        15,580
                                           ----------    ----------
                                                3,320        15,580
                                           ----------    ----------
Expenses:
  Professional services . . . . . . . .        46,957        82,949
  General and administrative. . . . . .         2,188        78,789
                                           ----------    ----------
                                               49,145       161,738
                                           ----------    ----------
Earnings (loss) before Partnership's
  share of gain on sale of indirect
  partnership interest. . . . . . . . .       (45,825)     (146,158)

Partnership's share of gain on sale
  of indirect partnership interest. . .         --          820,496
                                           ----------    ----------
      Net earnings (loss) . . . . . . .    $  (45,825)      674,338
                                           ==========    ==========

      Net earnings (loss) per limited
       partnership interest:
         Earnings (loss) before
           Partnership's share of
           gain on sale of indirect
           partnership interest . . . .    $     (.13)         (.40)
         Partnership's share of gain
           on sale of indirect
           partnership interest . . . .         --             2.32
                                           ----------    ----------
            Net earnings (loss) . . . .    $     (.13)         1.92
                                           ==========    ==========























            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)



                                              2003          2002
                                           ----------    ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .    $  (45,825)      674,338
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of gain on
      sale of indirect partnership
      interest. . . . . . . . . . . . .         --         (820,496)
  Changes in:
    Other receivables . . . . . . . . .        (1,591)          779
    Accounts payable and
      accrued expenses. . . . . . . . .      (323,356)      (19,286)
                                           ----------    ----------
        Net cash provided by (used in)
          operating activities. . . . .      (370,772)     (164,665)
                                           ----------    ----------

Cash flows from investing activities:
  Cash proceeds from Partnership's
    share of gain on sale of
    indirect partnership interest . . .         --          159,268
                                           ----------    ----------
        Net cash provided by (used in)
          investing activities. . . . .         --          159,268
                                           ----------    ----------
        Net increase (decrease)
          in cash and cash
          equivalents . . . . . . . . .      (370,772)       (5,397)
        Cash and cash equivalents,
          beginning of year . . . . . .     2,383,473     3,409,779
                                           ----------    ----------
        Cash and cash equivalents,
          end of period . . . . . . . .    $2,012,701     3,404,382
                                           ==========    ==========

Supplemental disclosure of cash
 flow information:
  Non-cash activities:
    Recognition of reduction of dis-
      tributions received in excess
      of recorded investment as gain. .    $    --          661,228
                                           ==========    ==========














            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 2003 AND 2002

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2002, which are included in the Partnership's 2002 Annual Report on Form 10-K (File No. 0-12791) filed on March 31, 2003, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2002 Annual Report on Form 10-K.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the three months ended
March 31, 2003 and 2002 were as follows:

                                                         Unpaid at
                                                          March 31,
                                      2003      2002       2003
                                     ------    ------  -------------
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses. . . . .    $ --      12,502        --
                                     ======    ======      ======

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

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for its interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. The general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000, in March 2002. The Partnership recognized approximately $824,000 and $47,698,000 of gain for financial reporting and Federal income tax purposes, respectively, for the year ended December 31, 2002 as a result of the sale of the Partnership's indirect interest in the 237 Partnership.

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

     In connection with the sale of JMB/NYC's interest in the 237 Partnership in January 2002, Holders of Interests recognized in 2002 approximately $59,233,000 of net gain for Federal income tax purposes, including their share of gain recognized on the extinguishment of the indebtedness under the Purchase Note. For certain Holders of Interests such taxable income may have been offset by their suspended passive activity losses (if any). Each Holder's tax consequences depend on his own tax situation.

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

     On November 30, 2001, NOP sent the Partnership, and five other allegedly responsible parties, a further demand letter purporting to quantify the amount of remedial action costs incurred by NOP through the date of the letter. In the letter, NOP stated that it had incurred $2,050,561 in recoverable remedial action costs that allegedly covered, among other things, costs of investigation, removal costs for 88,570 tons of soil, consulting fees and attorneys' fees incurred to the date of the letter. In the 2001 demand letter, NOP stated that it would also seek all additional future costs as they were incurred. The Partnership engaged counsel and developed information sufficient to respond to the issues raised by NOP's demands.

     In July 2002, NOP, the Partnership and other allegedly responsible parties reached a proposed settlement of this matter. However, the settlement negotiations broke down over the nature and scope of various parties' commitments at that time. For the quarter ended June 30, 2002, the Partnership recorded as a liability its share of the proposed settlement payment to NOP.

     In February 2003, a settlement of this matter was reached involving NOP, the Partnership and other allegedly responsible parties. The settlement provided, among other things: that the Partnership contribute $350,000 (which was paid in February 2003) of the total $1,460,000 paid by the allegedly responsible parties in settlement of the matter; a release among the parties for any liability for the contamination on the NOP site allegedly originating at any time from the underground storage tank system on the 1001 Property site, subject to NOP's rights to pursue Seafo, Inc. ("Seafo"), one of the allegedly responsible parties and the current owner of the 1001 Property, under certain circumstances for recontamination; NOP's indemnification of the Partnership against any and all claims by any person incurred in connection with hazardous substances that may migrate to the NOP site from the underground storage tank system on the 1001 Property after the effective date of the settlement agreement; the commitment by Seafo to use its best effort at its sole expense to expeditiously complete all necessary investigation, remedial action and closure reporting to obtain a no further action letter from the Washington State Department of Ecology concerning the alleged releases associated with the underground storage tank system on the 1001 Property; Seafo's release of all of the parties to the settlement agreement for all liability and responsibility relating to any hazardous substances allegedly originating at any time from the underground storage tank system; and a Seafo covenant that it shall not allege that any of the other parties has any obligation or duty under the common law or any statute or contract to take any action or pay any sum of money relating to hazardous substances originating from the underground storage tank system.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2003 and for the three months ended March 31, 2003 and 2002.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At March 31, 2003, the Partnership had cash and cash equivalents of approximately $2,013,000. These funds are available for working capital requirements and reserves, payment of liabilities, the cost of potential expanded insurance coverage for unforeseen future liability, and potential future distributions to the General Partners and Holders of Interests.

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

     In February 2003, a settlement of this matter was reached involving NOP, the Partnership and other allegedly responsible parties. The settlement provided, among other things: that the Partnership contribute $350,000 (which was paid in February 2003) of the total $1,460,000 paid by the allegedly responsible parties in settlement of the matter; a release among the parties for any liability for the contamination on the NOP site allegedly originating at any time from the underground storage tank system on the 1001 Property site, subject to NOP's rights to pursue Seafo, Inc. ("Seafo"), one of the allegedly responsible parties and the current owner of the 1001 Property, under certain circumstances for recontamination; NOP's indemnification of the Partnership against any and all claims by any person incurred in connection with hazardous substances that may migrate to the NOP site from the underground storage tank system on the 1001 Property after the effective date of the settlement agreement; the commitment by Seafo to use its best effort at its sole expense to expeditiously complete all necessary investigation, remedial action and closure reporting to obtain a no further action letter from the Washington State Department of Ecology concerning the alleged releases associated with the underground storage tank system on the 1001 Property; Seafo's release of all of the parties to the settlement agreement for all liability and responsibility relating to any hazardous substances allegedly originating at any time from the underground storage tank system; and a Seafo covenant that it shall not allege that any of the other parties has any obligation or duty under the common law or any statute or contract to take any action or pay any sum of money relating to hazardous substances originating from the underground storage tank system.

     As a result of the February 2003 settlement of the environmental matter regarding the 1001 Property, the Partnership currently anticipates that its liquidation and termination will occur during 2003, barring unforeseen circumstances. The Partnership is currently pursuing the availability of expanded insurance coverage for unforeseen future liability. Although it is currently expected that there will be a minimal final distribution in the future, the Holders of Interests are only expected to receive, in total over the entire term of the Partnership, less than one-sixth of their original investment in the Partnership from all cash sources.

RESULTS OF OPERATIONS

     The decreases in cash and cash equivalents and accounts payable and accrued expenses at March 31, 2003 as compared to December 31, 2002 is primarily due to the February 2003 payment of the 2002 accruals of $350,000 for the settlement relating to the environmental issues concerning the 1001 Property discussed more fully above.

     The decrease in interest income for the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to a lower average cash balance in invested funds in the first quarter of 2003 as compared to the first quarter of 2002 and also due to lower interest rates on invested funds in 2003.

     The decrease in professional services for the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to accounting expenses paid in December of 2002, which normally would have been paid in the first quarter of 2003, to facilitate the possibility of forming a liquidating trust at the end of 2002 as a possible successor to the Partnership. The decrease is partially offset by an increase in legal services incurred in the first quarter of 2003 as compared to the same period in 2002 relating to the settlement of the environmental issues concerning the 1001 Property, discussed more fully above.

     The decrease in general and administrative expenses for the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to expenses paid in December of 2002 which normally would have been paid in the first quarter of 2003 to facilitate the possibility of forming a liquidating trust at the end of 2002 as a possible successor to the Partnership.

     The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2002 is primarily the aggregate of the Partnership's share (approximately $159,000) of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment (approximately $661,000). The Partnership received its share of the proceeds from such sale, approximately $159,000, in March 2002.

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

        10.1 Settlement and Release Agreement, effective February 20, 2003, relating to 1001 Fourth Avenue Plaza is filed herewith.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)


                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: May 14, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Carlyle Real Estate Limited Partnership - XIII by the following person in the capacities and on the date indicated.


                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer and
                           Principal Accounting Officer
                     Date: May 14, 2003




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

Date:May 14, 2003

                            /s/ H. Rigel Barber
                            ----------------------------
                            Principal Executive Officer




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

Date:May 14, 2003

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Accounting Officer