Form 10-Q
period 2003-06-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2003-08-14
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2003          Commission file #0-12791




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

                            BALANCE SHEETS
                  JUNE 30, 2003 AND DECEMBER 31, 2002
                              (UNAUDITED)


                                ASSETS
                                ------
                                          JUNE 30,       DECEMBER 31,
                                           2003             2002
                                        ------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $  1,966,928       2,383,473
  Other receivables . . . . . . . . .          6,948           --
                                        ------------    ------------

        Total current assets. . . . .      1,973,876       2,383,473
                                        ------------    ------------

                                        $  1,973,876       2,383,473
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable and
    accrued expenses. . . . . . . . .   $     29,778         351,026
                                        ------------    ------------

        Total current liabilities . .         29,778         351,026
                                        ------------    ------------

Commitments and contingencies

        Total liabilities . . . . . .         29,778         351,026
                                        ------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (losses).      1,170,597       1,174,131
    Cumulative cash distributions . .     (1,149,967)     (1,149,967)
                                        ------------    ------------
                                              21,630          25,164
                                        ------------    ------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .    326,224,167     326,224,167
    Cumulative net earnings (losses).   (263,229,761)   (263,144,946)
    Cumulative cash distributions . .    (61,071,938)    (61,071,938)
                                        ------------    ------------
                                           1,922,468       2,007,283
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .      1,944,098       2,032,447
                                        ------------    ------------
                                        $  1,973,876       2,383,473
                                        ============    ============


            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)




                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                JUNE 30,              JUNE 30,
                         --------------------- ---------------------
                            2003       2002       2003       2002
                         ---------- ---------- ---------- ----------

Income:
 Interest income. . . . .$    5,323     14,356      8,643     29,936
                         ---------- ---------- ---------- ----------
                              5,323     14,356      8,643     29,936
                         ---------- ---------- ---------- ----------
Expenses:
 Professional services. .     7,544     69,304     54,501    152,253
 General and
  administrative. . . . .    40,303    434,977     42,491    513,766
                         ---------- ---------- ---------- ----------
                             47,847    504,281     96,992    666,019
                         ---------- ---------- ---------- ----------
Earnings (loss) before
 Partnership's share
 of gain on sale of
 indirect partnership
 interest . . . . . . . .   (42,524)  (489,925)   (88,349)  (636,083)

Partnership's share of
 gain on sale of
 indirect partnership
 interest . . . . . . . .     --         --         --       820,496
                         ---------- ---------- ---------- ----------
    Net earnings
     (loss) . . . . . . .$  (42,524)  (489,925)   (88,349)   184,413
                         ========== ========== ========== ==========

    Net earnings (loss)
     per limited part-
     nership interest:
      Earnings (loss)
       before Partner-
       ship's share of
       gain on sale of
       indirect partner-
       ship interest. . .$     (.11)     (1.34)      (.24)     (1.74)
      Partnership's
       share of gain
       on sale of
       indirect
       partnership
       interest . . . . .     --         --         --          2.32
                         ---------- ---------- ---------- ----------
        Net earnings
         (loss) . . . . .$     (.11)     (1.34)      (.24)       .58
                         ========== ========== ========== ==========





            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)



                                              2003          2002
                                           ----------    ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .    $  (88,349)      184,413
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of gain on
      sale of indirect partnership
      interest. . . . . . . . . . . . .         --         (820,496)
  Changes in:
    Other receivables . . . . . . . . .        (6,948)       (1,681)
    Other assets. . . . . . . . . . . .         --            1,427
    Accounts payable and
      accrued expenses. . . . . . . . .      (321,248)      241,436
                                           ----------    ----------
        Net cash provided by (used in)
          operating activities. . . . .      (416,545)     (394,901)
                                           ----------    ----------

Cash flows from investing activities:
  Cash proceeds from Partnership's
    share of gains on sale of
    indirect partnership interests. . .         --          159,268
  Return of Partnership's advance
    to affiliated entity. . . . . . . .         --          103,761
                                           ----------    ----------
        Net cash provided by (used in)
          investing activities. . . . .         --          263,029
                                           ----------    ----------
        Net increase (decrease)
          in cash and cash
          equivalents . . . . . . . . .      (416,545)     (131,872)
        Cash and cash equivalents,
          beginning of year . . . . . .     2,383,473     3,409,779
                                           ----------    ----------
        Cash and cash equivalents,
          end of period . . . . . . . .    $1,966,928     3,277,907
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

                        JUNE 30, 2003 AND 2002

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the six months ended June 30, 2003 and 2002 were as follows:

                                                         Unpaid at
                                                          June 30,
                                      2003      2002       2003
                                     ------    ------    ---------
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses. . . . .    $ --      59,374        --
                                     ======    ======      ======

JMB/NYC

     JMB/NYC was a limited partnership among Carlyle-XIII Associates, L.P.,

Carlyle-XIV Associates, L.P. and Property Partners, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership was a 25% shareholder of Carlyle Managers, Inc. and held, indirectly as a limited partner of Carlyle-XIII Associates, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Carlyle-XIII Associates, L.P. was Carlyle Investors, Inc., of which the Partnership was a 25% shareholder. The general partner in each of JMB/NYC and Carlyle-XIII Associates, L.P. was an affiliate of the Partnership. JMB/NYC, Carlyle-XIII Associates, L.P., Carlyle Managers, Inc. and Carlyle Investors, Inc. were dissolved in September and October 2002.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT (reference is made to the Partnership's 2002 Annual Report on Form 10-K) and one of its affiliates. In exchange for its interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. The general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to acquire JMB/NYC's indirect interest in the 237 Partnership and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000, in March 2002. The Partnership recognized approximately $824,000 and $47,698,000 of gain for financial reporting and Federal income tax purposes, respectively, for the year ended December 31, 2002 as a result of the sale of the Partnership's indirect interest in the 237 Partnership.

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

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership and the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. JMB/NYC recognized gain on debt extinguishment for financial reporting purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000. JMB/NYC had discontinued accruing interest expense relating to the Purchase Note for Federal income tax purposes primarily during 1989 and 1990 and, as a result, recognized gain on debt extinguishment for Federal income tax purposes of approximately $62,216,000 during 2002. For Federal income tax purposes the Partnership's share of such gain was approximately $14,412,000. During 1996, the Partnership discontinued the equity method of accounting for JMB/NYC for financial reporting purposes. The Partnership did not recognize any portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes as no proceeds were received by the Partnership. The Partnership received $103,761 in May of 2002 as a return of its December 1999 advance to the limited partners of JMB/NYC.

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


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At June 30, 2003, the Partnership had cash and cash equivalents of approximately $1,967,000. These funds are available for working capital requirements and reserves, payment of liabilities, the cost of potential expanded insurance coverage for unforeseen future liability, and potential future distributions to the General Partners and Holders of Interests.

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

     The Partnership is currently pursuing the availability of environmental insurance coverage for any future environmental liability. The Partnership is seeking to procure a policy that would cover future losses that the Partnership would be obligated to pay as a result of claims for bodily injury, property damage or cleanup costs due to pollution conditions from any of the real estate investment properties in which the Partnership had an interest. However, there is no assurance that the Partnership will be able to obtain such a policy prior to its liquidation and termination.

     As a result of the February 2003 settlement of the environmental matter regarding the 1001 Property, the Partnership currently anticipates that its liquidation and termination will occur during 2003, barring unforeseen circumstances. Although it is currently expected that there will be a minimal final distribution prior to the termination of the Partnerhsip, the Holders of Interests are only expected to receive, in total over the entire term of the Partnership, less than one-sixth of their original investment in the Partnership from all cash sources.

RESULTS OF OPERATIONS

     The decreases in cash and cash equivalents and accounts payable and accrued expenses at June 30, 2003 as compared to December 31, 2002 is primarily due to the February 2003 payment of the 2002 accrual of $350,000 for the settlement relating to the environmental issues concerning the 1001 Property discussed more fully above.

     The decrease in interest income for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to a lower average cash balance in invested funds in the first six months of 2003 as compared to the first six months of 2002 and also due to lower interest rates on invested funds in 2003.

     The decrease in professional services for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to accounting expenses paid in December of 2002 to facilitate the possibility of forming a liquidating trust at the end of 2002 as a possible successor to the Partnership. The decrease for the three months ended
June 30, 2003 as compared to the same period in 2002 is also partially due to legal services incurred in the second quarter of 2002 relating to the settlement of the environmental issues concerning the 1001 Property, discussed more fully above.

     The decrease in general and administrative expenses for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is primarily due to the accruals made in the second quarter of 2002 for the settlement relating to the environmental issues concerning the 1001 Property discussed more fully above, and also partially due to expenses paid in December of 2002 to facilitate the possibility of forming a liquidating trust at the end of 2002 as a possible successor to the Partnership.

     The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2002 is primarily the aggregate of the Partnership's share (approximately $159,000) of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment (approximately $661,000). The Partnership received its share of the proceeds from such sale, approximately $159,000, in March 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report.



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

        31. Certifications pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission are filed herewith.

        32. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)


                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: August 13, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Carlyle Real Estate Limited Partnership - XIII by the following person in the capacities and on the date indicated.


                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer and
                           Principal Accounting Officer
                     Date: August 13, 2003