Form 10-Q
period 2003-09-30
CARLYLE REAL ESTATE LTD PARTNERSHIP XIII
filed 2003-11-13
CIK 711604

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2003     Commission file #0-12791




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

                            BALANCE SHEETS
               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                              (UNAUDITED)


                                ASSETS
                                ------
                                       SEPTEMBER 30,     DECEMBER 31,
                                          2003              2002
                                       -------------     -----------
Current assets:
  Cash and cash equivalents . . . . .   $  1,910,141       2,383,473
  Other receivables . . . . . . . . .          6,574           --
                                        ------------    ------------

        Total current assets. . . . .      1,916,715       2,383,473
                                        ------------    ------------

                                        $  1,916,715       2,383,473
                                        ============    ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable and
    accrued expenses. . . . . . . . .   $     51,446         351,026
                                        ------------    ------------

        Total current liabilities . .         51,446         351,026
                                        ------------    ------------

Commitments and contingencies

        Total liabilities . . . . . .         51,446         351,026
                                        ------------    ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,000           1,000
    Cumulative net earnings (losses).      1,167,444       1,174,131
    Cumulative cash distributions . .     (1,149,967)     (1,149,967)
                                        ------------    ------------
                                              18,477          25,164
                                        ------------    ------------
  Limited partners (349,653
   interests):
    Capital contributions,
      net of offering costs . . . . .    326,224,167     326,224,167
    Cumulative net earnings (losses).   (263,305,437)   (263,144,946)
    Cumulative cash distributions . .    (61,071,938)    (61,071,938)
                                        ------------    ------------
                                           1,846,792       2,007,283
                                        ------------    ------------
        Total partners' capital
          accounts (deficits) . . . .      1,865,269       2,032,447
                                        ------------    ------------
                                        $  1,916,715       2,383,473
                                        ============    ============

            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)




                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,        SEPTEMBER 30,
                           -------------------  --------------------
                             2003       2002       2003       2002
                           --------   --------   --------  ---------

Income:
 Interest income. . . . .  $  4,199     13,101     12,842     43,037
 Other income . . . . . .     --        74,403      --        74,403
                           --------   --------   --------  ---------
                              4,199     87,504     12,842    117,440
                           --------   --------   --------  ---------
Expenses:
 Professional services. .    20,226    276,215     74,727    428,468
 General and
  administrative. . . . .    62,802    125,303    105,293    639,069
                           --------   --------   --------  ---------
                             83,028    401,518    180,020  1,067,537
                           --------   --------   --------  ---------
Earnings (loss) before
 Partnership's share
 of gains on sale of
 indirect partnership
 interests. . . . . . . .   (78,829)  (314,014)  (167,178)  (950,097)

Partnership's share of
 gains on sale of
 indirect partnership
 interests. . . . . . . .     --         3,352      --       823,848
                           --------   --------   --------  ---------
    Net earnings
     (loss) . . . . . . .  $(78,829)  (310,662)  (167,178)  (126,249)
                           ========   ========   ========  =========

    Net earnings (loss)
     per limited part-
     nership interest:
      Earnings (loss)
       before Partner-
       ship's share of
       gains on sale of
       indirect partner-
       ship interests . .  $   (.22)      (.86)      (.46)     (2.60)
      Partnership's
       share of gains
       on sale of
       indirect
       partnership
       interests. . . . .     --           .01      --          2.33
                           --------   --------   --------  ---------
        Net earnings
         (loss) . . . . .  $   (.22)      (.85)      (.46)      (.27)
                           ========   ========   ========  =========




            See accompanying notes to financial statements.

            CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)



                                              2003          2002
                                           ----------    ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .     $(167,178)     (126,249)
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of gains on
      sale of indirect partnership
      interests . . . . . . . . . . . .         --         (823,848)
  Changes in:
    Other receivables . . . . . . . . .        (6,574)         (983)
    Other assets. . . . . . . . . . . .         --            1,427
    Accounts payable and
      accrued expenses. . . . . . . . .      (299,580)      473,476
                                           ----------    ----------
        Net cash provided by (used in)
          operating activities. . . . .      (473,332)     (476,177)
                                           ----------    ----------

Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures . . . . . .         --            3,747
  Cash proceeds from Partnership's
    share of gains on sale of
    indirect partnership interests. . .         --          159,268
  Return of Partnership's advance
    to affiliated entity. . . . . . . .         --          103,761
                                           ----------    ----------
        Net cash provided by (used in)
          investing activities. . . . .         --          266,776
                                           ----------    ----------
        Net increase (decrease)
          in cash and cash
          equivalents . . . . . . . . .      (473,332)     (209,401)
        Cash and cash equivalents,
          beginning of year . . . . . .     2,383,473     3,409,779
                                           ----------    ----------
        Cash and cash equivalents,
          end of period . . . . . . . .    $1,910,141     3,200,378
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

                      SEPTEMBER 30, 2003 AND 2002

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees and certain of its officers, and for other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investment properties. Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates for the nine months ended September 30, 2003 and 2002 were as follows:

                                                        Unpaid at
                                                       September 30,
                                     2003       2002      2003
                                    -------   -------  -------------
Reimbursement (at cost) for
 out-of-pocket salary and
 salary-related expenses. . . . .   $25,078   107,577      25,078
                                    =======   =======      ======

     Any amounts deferred or payable to the Corporate General Partner and its affiliates do not bear interest.

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

     In July 2002, NOP, the Partnership and other allegedly responsible parties reached a proposed settlement of this matter. However, the settlement negotiations broke down over the nature and scope of various parties' commitments at that time. The Partnership recorded a liability for its share of the proposed settlement payment to NOP during the quarter ended June 30, 2002.

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


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At September 30, 2003, the Partnership had cash and cash equivalents of approximately $1,910,000. These funds are available for working capital requirements and reserves, payment of liabilities, the cost of potential expanded insurance coverage for unforeseen future liability, and potential future distributions to the General Partners and Holders of Interests.

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

     In July 2002, NOP, the Partnership and other allegedly responsible parties reached a proposed settlement of this matter. However, the settlement negotiations broke down over the nature and scope of various parties' commitments at that time. The Partnership recorded a liability for its share of the proposed settlement payment to NOP during the quarter ended June 30, 2002.

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


     As a result of the February 2003 settlement of the environmental matter regarding the 1001 Property, the Partnership currently anticipates that its liquidation and termination will occur during the fourth quarter of 2003, barring unforeseen circumstances. Although it is currently expected that there will be a minimal final distribution prior to the termination of the Partnership, the Holders of Interests are only expected to receive, in total over the entire term of the Partnership, less than one-sixth of their original investment in the Partnership from all cash sources.

RESULTS OF OPERATIONS

     The decreases in cash and cash equivalents and accounts payable and accrued expenses at September 30, 2003 as compared to December 31, 2002 are primarily due to the February 2003 payment of the 2002 accrual of $350,000 for the Partnership's share of the settlement relating to the environmental issues concerning the 1001 Property, discussed more fully above.

     The decreases in interest income for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 are primarily due to lower average cash balances in invested funds in the first nine months of 2003 as compared to the first nine months of 2002 and also due to lower interest rates on invested funds in 2003.

     Other income for the three and nine months ended September 30, 2002 consists primarily of final dividends of approximately $28,000 and $35,000 received from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, in September 2002, and also the return during the third quarter of 2002 of $12,000 held in a payroll cash account of a property formerly owned by the Partnership.

     The decreases in professional services for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 are primarily due to legal and other professional services in 2002 relating to the settlement of the environmental issues concerning the 1001 Property, discussed more fully above. The decreases in 2003 are also due to fees for accounting services paid in 2002 to facilitate the possibility of forming a liquidating trust at the end of 2002 as a possible successor to the Partnership.

     The decreases in general and administrative expenses for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 are primarily due to accruals made in 2002 for the settlement relating to the environmental issues concerning the 1001 Property discussed more fully above, and also to expenses paid in 2002 to facilitate the possibility of forming a liquidating trust at the end of 2002 as a possible successor to the Partnership.

     Partnership's share of gains on sale of indirect partnership interests for the nine months ended September 30, 2002 consists primarily of the aggregate of the Partnership's share (approximately $159,000) of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment (approximately $661,000). The Partnership received its share of the proceeds from such sale, approximately $159,000, in March 2002. The Partnership's share of gains on sale of indirect partnership interests for the three months ended September 30, 2002, is primarily due to a final liquidating distribution of cash generated from sales proceeds of approximately $3,700 received from Carlyle-XIII Associates, L.P. in September 2002.

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


                CARLYLE REAL ESTATE LIMITED PARTNERSHIP - XIII

                BY:  JMB Realty Corporation
                     (Corporate General Partner)


                     By:   GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                     Date: November 14, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Carlyle Real Estate Limited Partnership - XIII by the following person in the capacities and on the date indicated.


                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer and
                           Principal Accounting Officer
                     Date: November 14, 2003